Form 10QSB
period 2007-01-31
CENTRUS VENTURES INC.
filed 2007-03-26
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-52391

CENTRUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0773948
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 200, 810 Peace Portal Drive
Blaine, WA 98230
(Address of principal executive offices)

(360) 318-3788
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2007, the Issuer had 12,489,642 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Centrus” and “the Company” mean Centrus Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

CENTRUS VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	APRIL 30
	2007	2006

ASSETS

Current
Cash	$35,658	$99,897
Prepaid expenses	5,475	-
	41,113	99,897
Computer Equipment	2,150	-
	$43,283	$99,897

LIABILITIES

Current
Accounts payable and accrued liabilities	$26,333	$425

Commitments And Contractual Obligations (Note 7)

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001 per
share

Issued and outstanding:
12,489,642 common shares as at January 31, 2007 and
April 30, 2006	12,490	12,490
Additional paid-in capital	115,700	115,700

Share subscriptions receivable	-	(2,100)

Deficit Accumulated During The Exploration Stage	(111,240)	(26,618)
	16,950	99,472
	$43,283	$99,897

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	DECEMBER 14
	ENDED	ENDED	2005 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2007	2007	2007

Revenue	$-	$-	$-

Expenses
Amortization expense	161	161	161
Incorporation costs	-	-	1,575
Management fees	8,400	25,200	33,600
Mineral property acquisition	-	-	5,000
Mineral property exploration costs	-	1,000	8,000
Office and sundry	2,864	6,922	8,459
Professional fees	20,807	46,008	48,359
Transfer and regulatory fees	960	3,888	3,888
Travel and promotion	87	1,443	2,198
	33,279	84,622	111,240

Net Loss For The Period	$(33,279)	$(84,622)	$(111,240)

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	12,489,642	12,489,642

Prior year comparative figures are not presented because the Company was incorporated on December 14, 2005.

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	DECEMBER 14
	ENDED	ENDED	2005 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2007	2007	2007

Cash (Used In) Operating Activities
Net loss for the period	$(33,279)	$(84,622)	$(111,240)
Item not involving cash:
Amortization expense	161	161	161
	(33,118)	(84,461)	(111,079)
Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	9,072	25,908	26,333
Prepaid expenses	2,800	(5,475)	(5,475)
	(21,246)	(64,028)	(90,221)

Cash Provided By Investing Activity
Purchase of computer equipment	(324)	(2,311)	(2,311)

Cash Provided By Financing Activity
Issue of common stock	-	2,100	128,190

Increase (Decrease) In Cash	(21,570)	(64,239)	35,658

Cash, Beginning Of Period	57,228	99,897	-

Cash, End Of Period	$35,658	$35,658	$35,658

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Prior year comparative figures are not presented because the Company was incorporated on December 14, 2005.

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2 for the fiscal year ended April 30, 2006. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 for the fiscal year ended April 30, 2006, has been omitted. The results of operations for the nine month period ended January 31, 2007 are not necessarily indicative of results for the entire year ending April 30, 2007.

Organization

Centrus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 14, 2005. The Company’s principal executive offices are in Blaine, Washington, U.S.A.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $111,240 for the period from December 14, 2005 (inception) to January 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

	b)	Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Mineral Property Interests (Continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

	c)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

	d)	Capital Assets

Computer equipment is recorded at cost. Depreciation is calculated using the straight line method at the rate indicated.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	COMPUTER EQUIPMENT

				JANUARY 31		APRIL 30
				2007		2006
				ACCUMULATED	NET BOOK	NET BOOK
		RATE	COST	DEPRECIATION	VALUE	VALUE

Computer software	3 yrs.	30%	$1,987	$149	$1,838	$-
Printer	3 yrs.	30%	324	12	312	-

			$2,311	$161	$2,150	$-

4.	MINERAL PROPERTY

On January 20, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Royal Blue Mineral Claim”) located in the Yellow Pine Mining Division, Clark County, State of Nevada. The consideration was $5,000 cash (paid) on execution of the agreement.

5.	COMMON STOCK

On January 11, 2006, pursuant to a private placement the Company sold 8,500,000 shares of its common stock at $0.001 per share for cash.

On April 30, 2006, pursuant to a private placement the Company sold 3,989,642 shares of its common stock at $0.03 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

6.	RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2007, the Company paid management fees in the amount of $25,200 to a director of the Company.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has a contractual obligation to pay a management fee to a director of the Company $2,800 on a month-to-month basis.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

Otherwise, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Registration Statement on Form SB-2 and our Current Reports on Form 8-K.

CORPORATE OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as Royal Blue (the “Royal Blue Claim”) comprised of one located claim of 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. Title to our mineral claim is held directly by us.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claim or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claim possesses commercially exploitable mineral deposits of copper, silver, and gold.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Royal Blue Claim in order to assess whether the claim possesses mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

Current State of Exploration of Royal Blue Claim

Our geological consultant, Mr. Sookochoff, recommended a three phase exploration program, at an approximate cost of $42,500, to be undertaken on the Royal Blue Claim to assess its potential to host copper, silver, and gold mineralization.

We have only recently commenced exploration of the Royal Blue Claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and Sampling over known mineralized zones.	$5,000	Completed in June, 2006
Phase II	VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in early to mid 2007
Phase III	Test diamond drilling of the prime targets.	$30,000	To be completed in 2007 based on the results of Phase II
	Total Estimated Cost	$42,500

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Royal Blue Claim (grid establishment, geological mapping, soil sampling, and staking of additional claims) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits and applications which are expected to be submitted well in advance of the planned work.

Phase I Exploration Results

The Phase I exploratory program was completed in June, 2006. Phase I consisted of trenching and sampling over known mineral zones. Pursuant to the Phase I report, two trenches, Trench “A” and Trench “B,” were blasted on a mineralized zone that was observed adjacent to and southeast of the Houghton portal and dump. The trenches are 100 feet apart and placed almost east-west to intersect the indicated mineral zone perpendicularly to its trend. The measurement of Trench “A” is 25 feet long, 2 feet wide and 1.5 feet deep.

The Phase I report confirmed that the mineralization and the sampling results from the trenches of the mineral zone indicated the presence of significant zinc mineralization hosted by limestone as indicated from previous reports on the Houghton Mine. The report recommended that Phase II of our exploration program be commenced with localized VLF-EM surveys, soil sampling, and geological mapping, which would be required to define the structural trend to the extensions of the known mineral zones.

Phase II Exploration

Phase II of our exploration program is anticipated to commence in early to mid 2007. A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant

As of the date of this Quarterly Report, we have expended $8,000 in connection with the preparation of the geological report and the exploration of our mineral claim.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees(1)	$10,000
Office Expenses	$4,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$24,000

Our total expenditures over the next twelve months are anticipated to be $24,000. Our cash on hand as at January 31, 2007 is $35,658. Accordingly, we have sufficient cash on hand to pay our anticipated expenses for the next twelve months including the costs of Phase II of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

RESULTS OF OPERATIONS

Summary

	Third Quarter Ended	Nine Months Ended	Period from Inception
	January 31, 2007	January 31, 2007	to January 31, 2007
Revenue	$-	$-	$-
Expenses	(33,279)	(84,622)	(111,240)
Net Loss	$(33,279)	$(84,622)	$(111,240)

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Royal Blue Claim or other mineral properties we may acquire from time to time. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our expenses for the period from inception to January 31, 2007, for the third quarter ended January 31, 2007 and for the nine month period ended January 31, 2007 consisted of the following:

	Third Quarter Ended	Nine Months Ended	Period from Inception
	January 31, 2007	January 31, 2007	to January 31, 2007
Amortization expense	$161	$161	$161
Incorporation costs	-	-	1,575
Management fees	8,400	25,200	33,600
Mineral property acquisition	-	-	5,000
Mineral property exploration costs	-	1,000	8,000

	Third Quarter Ended	Nine Months Ended	Period from Inception
	January 31, 2007	January 31, 2007	to January 31, 2007
Office and sundry	2,864	6,922	8,459
Professional fees	20,807	46,008	48,359
Transfer and regulatory fees	960	3,888	3,888
Travel and promotion	87	1,443	2,198
Total	$33,279	$84,622	$111,240

We anticipate our operating expenses will increase as we undertake our exploration program for our Royal Blue Claim. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At January 31, 2007	At April 30, 2006	Increase / (Decrease)
Current Assets	$41,113	$99,897	(58.8)%
Current Liabilities	(26,333)	(425)	6,096.0%
Working Capital	$14,780	$99,472	(85.1)%

Cash Flows

	Third Quarter	Nine Months	Period from
	Ended	Ended	Inception to
	January 31, 2007	January 31, 2007	January 31, 2007
Cash Flows Used In Operating Activities	$(21,246)	$(64,028)	$(90,221)
Cash Flows Used In Investing Activities	(324)	(2,311)	(2,311)
Cash Flows From Financing Activities	-	$2,100	128,190
Net Increase (Decrease) in Cash	$(21,570)	$(64,239)	$35,658

The decreases in our working capital surplus at January 31, 2007 from April 30, 2006, and the increases in our cash used during the nine month period ended January 31, 2007, from the comparable period ended January 31, 2006 are primarily a result of: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) the commencement of our exploration program for our Royal Blue Claim; and (iii) from the fact that we had no revenue or sources of financing during the nine month period ended January 31, 2007.

As of January 31, 2007, our cash on hand was $35,658. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended April 30, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

Our plan of operation calls for significant expenses in connection with the exploration and drilling of the Royal Blue Claim which will require us to obtain additional financing. Our total expenditures over the next twelve months are anticipated to be $24,000. Our cash on hand as at January 31, 2007 is $35,658. Accordingly, we have sufficient cash on hand to pay our anticipated expenses for the next twelve months including the costs of Phase II of our exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We expect to finance our plan of operation and business activities for the next twelve months using our existing working capital.

Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The interim financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at January 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended January 31, 2007.

Mineral Property Interests

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when facts and circumstances indicate impairment may exist.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that Centrus will continue exploration on such project. Centrus does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values. Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

We will need to obtain additional financing in order to complete our full business plan. As at January 31, 2007, we had cash of $35,658. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phase I of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from Phases II and III of our exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral claim, we will fail and investors will lose their entire investment.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our Royal Blue Claim does not contain a known body of commercial ore and, therefore, any program conducted on the Royal Blue Claim is an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Royal Blue Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper or silver, or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;

(iii)	Ongoing costs of production; and

(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Royal Blue Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and leases on gold and other precious metal prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of gold or silver acquisition opportunities and, as a result, we may be unable to acquire an interest in attractive gold and silver mineral exploration properties on terms we consider acceptable on a continuing basis.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Bureau of Land Management in the State of Nevada is presently approximately $130 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-

up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Kevin B. Epp, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation; the strength of the United States dollar; global and regional supply and demand; and political and economic conditions and production costs in metals producing regions of the world.

The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as copper, silver or gold are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and investors could lose their entire investment.

Because our sole executive officer, Kevin B. Epp, owns 68.1% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Epp are inconsistent with the best interests of other stockholders.

Kevin B. Epp, our sole executive officer and sole director, controls 68.1% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Epp is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Epp is not simply a passive investor but is also our sole executive officer, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Epp exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Epp due to his stock ownership position in Centrus will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Epp to their detriment; (iii) control over transactions between him and Centrus; and (iv) control over the compensation of executive officers.

Because we have only one executive officer and director, Kevin B. Epp, investors may find that due to lack of segregation of corporate duties with respect to decisions made respecting executive compensation and compliance with ongoing corporate governance requirements.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, because we have only one director and executive officer and the lack of segregation of corporate duties, there may be insufficient oversight of corporate decisions made by our sole executive officer respecting executive compensation and oversight of accounting functions.

Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

We completed an offering of 3,989,642 shares of our common stock at a price of $0.03 per share to investors on April 30, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of their stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. Until such time as our securities are quoted on the OTC Bulletin Board, they will sell at

$0.06 per share. In addition, we can provide no assurance that our shares will be approved for trading on a public exchange or if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 3,989,642 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.06 per share pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our Registration Statement on Form SB-2 (File No. 333-136707), effective at 2:30 pm (Eastern Time) on January 9, 2007 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws. (1)

4.1	Form of Share Certificate. (1)

10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUS VENTURES INC.

Date: March 23, 2007	By:	/s/ Kevin B. Epp
KEVIN B. EPP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)