Form 10KSB
period 2007-04-30
CENTRUS VENTURES INC.
filed 2007-07-30
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 (Mark One)

[X] Annual Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended April 30, 2007

[   ] Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-52391

CENTRUS VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	20-4178322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 200
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

(360) 318-3788
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

State issuer’s revenues for its most recent fiscal year: NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $145,690 as at April 30, 2007 based on a price of $0.03 per share, being the last sales price at which the registrant’s shares of common stock were sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,468,926 as at July 18, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", “Centrus”, and the “Company” mean Centrus Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

We were incorporated on December 14, 2005 under the laws of the State of Nevada. Our principal offices are located at Suite 200, 810 Peace Portal Drive, Blaine, WA 98230. Our telephone number is (360) 318-3788.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the Royal Blue Claim comprised of a mineral claim block totaling 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. We acquired title to our Royal Blue Claim pursuant to a purchase agreement dated January 20, 2006 with Multimetal Mining Corp. We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Our plan of operation, is to complete our proposed merger with Royal Mines Inc. discussed below, and continue our exploration work on our Royal Blue Claim in order to ascertain whether it possesses proven reserves of gold, silver, and copper. We will not be able to determine whether or not our mineral claim contains proven reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes that further work programs are justified.

RECENT CORPORATE DEVELOPMENTS

The Company experienced the following significant developments since the commencement of its fiscal year ended April 30, 2007:

1.

The Company is presently negotiating a potential merger between Royal Mines Acquisition Corp., our wholly owned subsidiary formed for the purpose of completing the proposed merger, and Royal Mines Inc. (“RMI”), a private Nevada corporation engaged in mineral property exploration and development in Nevada and Arizona. The parties anticipate that the terms of the proposed merger would include: (i) existing stockholders of RMI receiving in exchange for their shares of RMI, approximately 31,700,000 shares of the merged entity; and (ii) the Company’s principal stockholder, Kevin B. Epp, agreeing to submit for cancellation by the Company 23,500,000 shares of the Company’s common stock held by him. As a result of the proposed transactions upon completion of the proposed merger, the Company would have approximately 45,700,000 shares of common stock issued and outstanding. The Company has instructed its legal counsel to prepare a formal agreement for the merger. There is no assurance that a formal agreement will be executed or that the merger will be completed as planned or at all.

2.

On June 11, 2007, the Company’s board approved a private placement offering of up to 1,000,000 shares of its common stock at a price of $1.00 per share to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act of 1933 (the “US Offering”). The US Offering was subsequently increased to a maximum of 5,000,000 shares of the Company’s common stock on July 24, 2007. In connection with the US Offering, the Company intends to pay a commission of 10% to licensed brokers or investment dealers or other qualified finders (the “US Brokers”) and issue to the US Brokers, warrants entitling them to purchase up to 10% of the number of shares placed by them at a price of $1.25 per share for a period of two years from closing of the US Offering (the “Broker Warrants”). Pursuant to the terms of the proposed US Offering, the Company will grant piggyback registration rights in respect of the shares issued to subscribers of the US Offering and the shares to be issued upon exercise of the Brokers Warrants, such registration rights to be subject to any restrictions that may be required by any underwriter of any offering in respect of which such registration rights may apply. The proceeds of the U.S. Offering and the concurrent Non- US Offering, described below, are intended to be used to fund the Company’s proposed merger with RMI and for general corporate purposes. There is no assurance that the U.S. Offering will be completed as planned or at all. The above disclosure is neither an offer to purchase nor a solicitation of an offer to sell any securities of the Company in the United States.

3.

Also on June 11, 2007, the Company’s board approved a concurrent private placement offering of up to 5,000,000 shares of the Company’s common stock to persons who are not “U.S. Persons” as such term is defined in Regulation S of the Securities Act of 1933 (the “Non-US Offering”). In connection with the Non-US Offering, the Company intends to pay a commission of 10% to licensed brokers or investment dealers or other qualified finders (the “Non-US Brokers”) and issue to the Non-US Brokers, warrants entitling them to purchase up to 10% of the number of shares placed by them at a price of $1.25 per share for a period of two years from closing of the Non-US Offering (the “Non-US Broker Warrants”). Pursuant to the terms of the proposed Non-US Offering, the Company will grant piggyback registration rights in respect of the shares issued to subscribers of the Non-US Offering and the shares to be issued upon exercise of the Non-US Brokers Warrants, such registration rights to be subject to any restrictions that may be required by any underwriter of any offering in respect of which such registration rights may apply. There is no assurance that the Non-U.S. Offering will be completed as planned or at all. The above disclosure is neither an offer to purchase nor a solicitation of an offer to sell any securities of the Company in the United States.

4.

Effective June 8, 2007, the Company amended its Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by splitting its issued and authorized capital on a 3-for-1 basis. Accordingly, the Company’s authorized capital of common stock has been increased from 100,000,000 shares to 300,000,000 shares of common stock, $0.001 par value per share, and the Company’s issued and outstanding shares were increased on a 3-for-1 basis such that each shareholder now holds three shares for each one share previously held. As a result of the stock split, the Company now has 37,468,926 shares of common stock outstanding. As a result of the 3-for-1 stock split, the Company’s trading symbol has been changed to “CTUV” effective June 8, 2007.

5.	The Company’s shares of common stock commenced trading on the Over-The-Counter Bulletin Board on March 29, 2007 under the symbol “CVNE”.

COMPETITION

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

COMPLIANCE WITH GOVERNMENT REGULATION

Our activities are subject to extensive federal, state, and local regulations in the United States. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Royal Blue Claim, the extent of which cannot be predicted. Our Royal Blue Claim is comprised of an unpatented mining claim located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the Royal Blue Claim must be carried out in accordance with a permit issued by the Bureau of Land Management.

Other regulatory requirements monitor the following:

(a)	Explosives and explosives handling.
(b)	Use and occupancy of site structures associated with mining.
(c)	Hazardous materials and waste disposal.
(d)	State Historic site preservation.
(e)	Archaeological and paleontological finds associated with mining.

The State of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining facilities. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. The State of Nevada has also adopted reclamation regulations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

In the context of environmental permitting, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of any specific property.

If our property merits additional exploration or extraction work, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on our mineral property.

EMPLOYEES

We have no employees as of the date of this Annual Report other than our sole executive officer and director. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

Other than our expenditures on our mineral exploration program of $8,000 since our inception, we have not incurred any research or development expenditures.

SUBSIDIARIES

Royal Mines Acquisition Corp. (“RMAC”), a private Nevada corporation, is our wholly owned subsidiary. RMAC was incorporated on June 13, 2007. We have no other subsidiaries.

PATENTS AND TRADEMARKS

We do not own any patents or trademarks.

ITEM 2.                DESCRIPTION OF PROPERTY.

We rent office space at Suite 200, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 144 square feet, at a cost of $225 per month. This rental is on a month-to-month basis without a formal contract.

Acquisition Of Royal Blue Claim

We entered into a purchase agreement dated January 20, 2006 with Multi Metal Mining Corp. pursuant to which we acquired a 100% interest in the Royal Blue Claim for $5,000. The Royal Blue Claim property is comprised of a mineral claim with a total area of approximately 20 acres, located on the Yellow Pine Mining District, Clark County, Nevada; see “Figure 1” below.

The Royal Blue Claim is recorded with the Bureau of Land Management in the State of Nevada under the following name and record numbers:

Name of Mineral Claim	BLM Number	Expiry Date
ROYAL BLUE	92314 92315	September 1, 2007

In accordance with Nevada mining regulations, the Royal Blue Claim is in good standing to September 1, 2007. To keep the claim in good standing for additional years, proof of labor on the claim has to be filed each year with the Clark County recorder’s office in Las Vegas prior to its expiry date.

In addition to Nevada State regulations, Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Royal Blue Claim is in good standing to September 1, 2007. A yearly maintenance fee of $130 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our mineral claim will lapse on September 1, 2007 and we will lose all interest that we have in the mineral claim.

Figure 1 Location of Claim

Location, Climate, Infrastructure and Access

The Royal Blue Claim is located within Section 14, Range 58E, Township 25S in the Yellow Pine Mining District of Clark County, Nevada. Access from Las Vegas is southward via Interstate Highway 15 for approximately 28 miles to Jean then to a junction with a secondary road leading southwestward for four miles to the Royal Blue Claim.

The Royal Blue Claim is situated along the western margins of Porter Wash which is at an elevation of 3,760 feet within 1,000 feet of the eastern border of the Royal Blue Claim. The Royal Blue Claim covers the lower southeasterly facing slopes of Table Mountain with topography of moderate slopes to the northwest and with elevations ranging from 3,850 feet at the southwest corner to 4,080 feet at the northwest corner. The area is typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells. Our mineral claim presently does not have any mineral reserves.

Geology

The sedimentary rocks in the district range in age from Upper Cambrian to Recent. Only two varieties of intrusive rocks are known in the district. The most abundant is granite porphyry which forms three large sill-like masses. The sills generally lie near major thrust faults and are thought to have been emplaced along breccia zones at the base of the upper plate of the thrust fault. Locally, small dikes of basaltic composition and uncertain age have been encountered in some of the mine workings. The region reveals a strong record of folding, thrust faulting and normal faulting. Folding began in the early Jurassic, resulting in broad flexures in the more massive units and tight folds in the thinly bedded rocks. The thrust faults in the district are part of a belt of thrust faulted rocks, the Foreland Fold and Thrust Belt that stretches from southern Canada to southern California.

History of Exploration

The history of the area dates back to 1856 following investigation of lead ore in the area. The first ore was smelted in 1857 and a mill was built north of Goodsprings in 1898. Goodsprings is located within five miles north of the Royal Blue Claim. The completion of the San Pedro, Los Angeles and Salt Lake railroad in 1905 and recognition of oxidized zinc minerals in the ore in 1906 stimulated development of the mines and the region has been subject to intermittent activity up to 1964, particularly during the World War I and II years. The Yellow Pine District has been mined primarily for lead-zinc-silver; however, an estimated 91,000 ounces of gold has also been recovered from the area. The area has been mainly dormant since 1964.

Mineralization

The lead-zinc deposits in the area of the claim are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation. Mineralogy of gold-copper deposits consists of native gold, pyrite, limonite, cinnabar, malachite, azurite and chrysocolla. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerussite, anglesite, galena and iron oxides. The unusual mineralogy of the district is due to the great depth of surface oxidation, exceeding 200 meters.

Current State of Exploration of Royal Blue Claim

Our geological consultant, Mr. Sookochoff, recommended a three phase exploration program, at an approximate cost of $42,500, to be undertaken on the Royal Blue Claim to assess its potential to host copper, silver, and gold mineralization. The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and Sampling over known mineralized zones.	$5,000	Completed in June, 2006
Phase II	VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in mid to late 2007
Phase III	Test diamond drilling of the prime targets.	$30,000	To be completed in 2007 based on the results of Phase II
	Total Estimated Cost	$42,500

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

Phase II Exploration

Phase II of our exploration program is anticipated to be completed in mid to late 2007. A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. As of the date of this Annual Report, we have expended $8,000 in connection with the preparation of the geological report and the exploration of our mineral claim.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CVNE” on March 29, 2007. As a result of a three-for-one forward split of our issued and outstanding common stock, the symbol under which our shares traded on the OTC Bulletin Board changed from “CVNE” to “CTUV” effective June 8, 2007. The high and the low bid prices for our shares since March 29, 2007 as reported by the OTC Bulletin Board were:

Quarter Ended	High	Low
April 30, 2007	$0	$0
July 31, 2007(1)	$2.40	$0

Notes:

(1)	Includes only the high and low bid prices for the period from May 1, 2007 to June 29, 2007 as reported by the OTC Bulletin Board.

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Annual Report, we had eleven (11) registered shareholders and 37,468,926 shares of our common stock issued and outstanding.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

Other than as disclosed on the Company’s Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K , during the period covered by this Annual Report, the Company has not sold any equity securities that were not registered under the Securities Act during the fiscal year ended April 30, 2007.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Purchases of Equity Securities By the Small Business Issuer and Affiliated Purchasers

No purchases of equity securities were made by us during our fiscal year ended April 30, 2007.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation is to complete our proposed merger with Royal Mines Inc. discussed above under the heading “Recent Developments” and to continue our exploration work on our Royal Blue Claim in order to ascertain whether it possesses proven reserves of gold, silver, and copper. Phase I of our exploration program was completed in June, 2006. The Phase I exploratory program consisted of trenching and sampling over known mineralized zones. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consisting of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which will define the structural trend to the extensions of the known mineral zones, is expected to complete in mid to late 2007. As at April 30, 2007, we have expended $8,000 in connection with the preparation of the geological report and the exploration of our mineral claim.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$4,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$34,000

Our total expenditures over the next twelve months are anticipated to be $34,000. Our cash on hand as at April 30, 2007 is $8,335. Accordingly, we do not have sufficient cash on hand to pay the estimated expenses over the next twelve months. We will also require additional financing in the event we complete our proposed merger with Royal Mines Inc. or if we proceed with any additional exploration work beyond Phase II of our exploration program. A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will be devoting approximately 60% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

RESULTS OF OPERATIONS

Summary of Year End Results

		Period from Inception
	Year Ended April 30,	(December 14, 2005) to	Percentage
	2007	April 30, 2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(117,544)	(26,618)	341.6%
Net Loss	$(117,544)	$(26,618)	341.6%

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

Expenses

The major components of our operating expenses are outlined in the table below:

		Period from	Cumulative Period
	Year Ended April 30,	Inception to April 30,	from Inception to April
	2007	2006	30, 2007
Amortization expense	$334	$--	$334
Incorporation costs	--	1,575	1,575
Management fees	33,600	8,400	42,000
Mineral property acquisition	--	5,000	5,000
Mineral property exploration costs	1,000	7,000	8,000
Office and sundry	5,143	1,537	6,680
Professional fees	67,583	2,351	69,934
Transfer and regulatory fees	4,830	--	4,830
Travel and promotion	5,054	755	5,809
Total	$117,544	$26,618	$144,162

We anticipate our operating expenses will increase as we undertake our exploration program for our Royal Blue Claim and as a result of our ongoing reporting requirements under the Exchange Act. We also anticipate increased operating expenses in the event we complete our proposed merger with Royal Mines Inc.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2007	At April 30, 2006	Increase / (Decrease)
Current Assets	$11,135	$99,897	(88.9%)
Current Liabilities	(29,083)	(425)	6743.1%
Working Capital (Deficit)	$(17,948)	$99,472	(118.0%)

Cash Flows
		Period from
	Year Ended April 30,	Inception to April 30,
	2007	2006
Net Cash Used In Operating Activities	$(91,352)	$(26,193)
Net Cash From (Used In) Investing Activities	(2,310)	--
Net Cash From Financing Activities	2,100	126,090
Net Increase (Decrease) In Cash During Period	$(91,562)	$99,897

The decreases in our working capital surplus at April 30, 2007 from April 30, 2006, are primarily a result of: (i) expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; and (ii) the commencement of our exploration program for our Royal Blue Claim.

Since our inception, we have used equity financings to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. See “Future Financing”, below.

Future Financing

Our plan of operation calls for significant expenses in connection with the exploration and drilling of the Royal Blue Claim which will require us to obtain additional financing. Our total expenditures over the next twelve months are anticipated to be $34,000. Our cash on hand as at April 30, 2007 is $8,335. Accordingly, we do not have sufficient cash on hand to pay our anticipated expenses for the next twelve months. We will also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program or if we complete our proposed merger with Royal Mines Inc.

The Company’s board has approved a private placement offering of up to 5,000,000 shares of the Company’s common stock at a price of $1.00 per share to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act of 1933 and a concurrent private placement of 5,000,000 shares on the same terms to persons who are not “U.S. persons” as such term is defined under Regulation S of the Securities Act of 1933 (together the “Private Placements”). In connection with the Private Placements the Company intends to pay a commission of 10% to licensed brokers or investment dealers or other qualified finders (the “Brokers”) and issue to the Brokers, warrants entitling them to purchase up to 10% of the number of shares placed by them at a price of $1.25 per share for a period of two years from closing of the Private Placements (the “Broker Warrants”). Pursuant to the terms of the proposed Private Placements, the Company will grant piggyback registration rights in respect of the shares issued to subscribers of the Private Placements and the shares to be issued upon exercise of the Brokers Warrants, such registration rights to be subject to any restrictions that may be required by any underwriter of any offering in respect of which such registration rights may apply. The proceeds of the Private Placements are intended to be used to fund the

Company’s proposed merger with Royal Mines Inc. and for general corporate purposes. There is no assurance that the Private Placements will be completed as planned or at all.

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this annual report.

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

We will need to obtain additional financing in order to complete our full business plan. As at April 30, 2007, we had cash of $8,335. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phase I of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from Phases II and III of our exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

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

Our annual cost of compliance with the Bureau of Land Management in the State of Nevada is presently approximately $130 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

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

We completed an offering of 3,989,642 shares of our common stock (11,968,926 post 3 for 1 forward stock split) at a price of $0.03 per share to investors on April 30, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of such dilution could reduce the value of their stock.

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

ITEM 7.                FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of April 30, 2007 and 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as at April 30, 2007 and 2006;	F-3

3.	Statements of Operations for the year ended April 30, 2007, the period from inception on December 14, 2005 to April 30, 2006 and the cumulative period from inception on December 14, 2005 to April 30, 2007;	F-4

4.	Statements of Cash Flows for the year ended April 30, 2007, the period from inception on December 14, 2005 to April 30, 2006 and the period from inception on December 14, 2005 to April 30, 2007;	F-5

5.	Statements of Changes in Stockholders’ Equity (Deficiency) for the period from inception on December 14, 2005 through April 30, 2007; and	F-6

6.	Notes to Financial Statements.	F-7

CENTRUS VENTURES INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Centrus Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Centrus Ventures Inc. (an Exploration Stage Company) (the “Company”) (an Exploration Stage Company) as of April 30, 2007 and 2006, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception on December 14, 2005 to April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centrus Ventures Inc. (an Exploration Stage Company) as at April 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from inception on December 14, 2005 to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
July 24, 2007

CENTRUS VENTURES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2007	2006
ASSETS
Current
Cash	$8,335	$99,897
Prepaid expenses	2,800	-
	11,135	99,897
Computer Equipment (Note 4)	1,976	-
	$13,111	$99,897
LIABILITIES
Current
Accounts payable and accrued liabilities	$29,083	$425
Commitments And Contractual Obligations (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Share Capital
Authorized:
300,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001 per
share
Issued and outstanding:
37,468,926 common shares as at April 30, 2007 and
2006	12,490	12,490
Additional paid-in capital	115,700	115,700
Share subscriptions receivable	-	(2,100)
Deficit Accumulated During The Exploration Stage	(144,162)	(26,618)
	(15,972)	99,472
	$13,111	$99,897

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
		DECEMBER 14	DECEMBER 14
	YEAR ENDED	2005 TO	2005 TO
	APRIL 30	APRIL 30	APRIL 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Depreciation expense	334	-	334
Incorporation costs	-	1,575	1,575
Management fees	33,600	8,400	42,000
Mineral property acquisition	-	5,000	5,000
Mineral property exploration costs	1,000	7,000	8,000
Office and sundry	5,143	1,537	6,680
Professional fees	67,583	2,351	69,934
Transfer and regulatory fees	4,830	-	4,830
Travel and promotion	5,054	755	5,809
	117,544	26,618	144,162

Net Loss For The Period	$(117,544)	$(26,618)	$(144,162)

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	37,468,926	20,412,819

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		PERIOD	CUMULATIVE
		FROM	PERIOD FROM
		INCEPTION	INCEPTION
		DECEMBER 14	DECEMBER 14
	YEAR ENDED	2005 TO	2005 TO
	APRIL 30	APRIL 30	APRIL 30
	2007	2006	2007

Cash (Used In) Operating Activities
Net loss for the period	$(117,544)	$(26,618)	$(144,162)
Item not involving cash:
Depreciation expense	334	-	334
	(117,210)	(26,618)	(143,828)
Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	28,658	425	29,083
Prepaid expenses	(2,800)	-	(2,800)
	(91,352)	(26,193)	(117,545)

Cash Flows From Investing Activity
Purchase of computer equipment	(2,310)	-	(2,310)

Cash Flows From Financing Activity
Issue of common stock	2,100	126,090	128,190

Increase (Decrease) In Cash	(91,562)	99,897	8,335

Cash, Beginning Of Period	99,897	-	-

Cash, End Of Period	$8,335	$99,897	$8,335

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM DECEMBER 14, 2005 (INCEPTION) TO APRIL 30, 2007
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL

January 11, 2006 –
Stock issued for cash
at $0.001	8,500,000	$8,500	$-	$-	$-	$8,500
April 30, 2006 – Stock
issued for cash at
$0.03	3,989,642	3,990	115,700	-	-	119,690
Share subscriptions
receivable	-	-	-	(2,100)	-	(2,100)
Stock split adjustment	24,979,284
Net loss for the period	-	-	-	-	(26,618)	(26,618)

Balance, April 30,
2006	37,468,926	12,490	115,700	(2,100)	(26,618)	99,472

Share subscriptions
received	-	-	-	2,100	-	2,100
		-	-	-	-	-
Net loss for the year	-	-	-	-	(117,544)	(117,544)

Balance, April 30,
2007	37,468,926	$12,490	$115,700	$-	$(144,162)	$(15,972)

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

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

Forward Stock Split

Subsequent to the year ended April 30, 2007, the Company completed a forward stock split on a three-new for one-old basis. The Company also increased their number of authorized common shares from 100,000,000 to 300,000,000. All amounts within these financial statements have been adjusted to reflect these changes.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $144,162 for the period from December 14, 2005 (inception) to April 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organization and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At April 30, 2007 and 2006, the Company had no cash equivalents.

Computer Equipment

Computer equipment is recorded at cost and is being amortized using the declining balance method at 30% per year.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre- determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified- prospective-transition method. Under this method, compensation cost to be recognized in the current year includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of the Company’s previous year end, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to the Company’s previous year end, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods do not require restatement as the Company has not granted any stock options from inception to April 30, 2007. The Company’s results of operations for the year ended April 30, 2007 were no different than if the Company had not adopted SFAS 123R because (i) there were no previously granted stock options, and (ii) no stock options were granted during the year ended April 30, 2007. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended April 30, 2007.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007 and 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the exchange rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity (Deficiency) as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning May 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company’s results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits Companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

4.	COMPUTER EQUIPMENT

				2007		2006
				ACCUMULATED	NET BOOK	NET BOOK
		RATE	COST	DEPRECIATION	VALUE	VALUE

Computer software	3 yrs.	30%	$1,986	$298	$1,688	$-
Printer	3 yrs.	30%	324	36	288	-

			$2,310	$334	$1,976	$-

5.	MINERAL PROPERTY

On January 20, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Royal Blue Mineral Claim”) located in the Yellow Pine Mining Division, Clark County, State of Nevada. The consideration was $5,000 cash (paid) on execution of the agreement.

6.	COMMON STOCK

On January 11, 2006, pursuant to a private placement the Company sold 8,500,000 (25,500,000 after the stock split) shares of its common stock at $0.001 per share for cash.

On April 30, 2006, pursuant to a private placement the Company sold 3,989,642 (11,968,926 after the stock split) shares of its common stock at $0.03 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

During the year ended April 30, 2007, the Company paid management fees in the amount of $36,400 (2006 - $8,400) to a director of the Company. Of this amount, $2,800 was prepaid for services performed subsequent to the Company’s year end.

8.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result, which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2007	2006

Computed expected (benefit of) income taxes	$(40,000)	$(9,000)
Increase in valuation allowance	40,000	9,000

Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carry forward	$131,162	$14,618
Mineral property expense	4,000	5,000
Exploration expense	6,500	7,000
	141,662	26,618

Statutory tax rate	34%	34%

Deferred income tax assets	48,000	9,000
Valuation allowance	(48,000)	(9,000)

Income tax provision	$-	$-

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006
(Stated in U.S. Dollars)

8.	INCOME TAX (Continued)

c)

The Company has incurred operating losses of approximately $131,162, which, if unutilized, will commence expiring in 2026. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $13,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2006	$14,618	2026
2007	116,544	2027

Total income tax operating loss carry forward	$131,162

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has a contractual obligation to pay a management fee to a director of the Company on a month-to-month basis at the rate of $2,800 per month.

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

10.	SUBSEQUENT EVENT

Subsequent to the year ended April 30, 2007, the Company incorporated a wholly-owned subsidiary, Royal Mines Acquisition Corp., in the state of Nevada, U.S.A.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.             CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

The following table sets forth the name, age and positions of our sole executive officer and director as of the filing of this Annual Report:

Name	Age	Office(s) Held
Kevin B. Epp	32	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and sole director:

Kevin B. Epp is our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and our sole director. Since May, 2001, Mr. Epp has been in charge of scouting and recruiting future prospects, as well as contract negotiations for Titan Sports Management, a professional sports agency. Mr. Epp attended the University of Alaska Fairbanks on a scholarship, where he graduated in 1998 with his degree in Business Administration, with an emphasis in Management and International Business. While playing professional ice hockey in San Diego from September, 1998 to December, 2000, Mr. Epp also attended the University of San Diego taking graduate courses in negotiations.

Mr. Epp provides his services on a part-time basis as required for the business of Centrus. Mr. Epp presently commits approximately 60% of his business time to the business of Centrus. We pay to Mr. Epp a management fee of $2,800 per month in connection with management services provided by Mr. Epp to us since February, 2006. The payments are made pursuant to a verbal agreement with Mr. Epp for an indefinite term and we may terminate the payments at any time.

Mr. Epp does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on our independent geological consultant, Laurence Sookochoff, P.Eng. to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

We pay our sole executive officer and director a fee of $2,800 per month for management services provided to Centrus commencing February, 2006. We do not pay to our director any compensation for serving as a director on our board of directors.

Significant Employees

We have no significant employees other than our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties.

Key Consultants

Laurence Sookochoff, P.Eng. is our consulting geologist. Mr. Sookochoff is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Sookochoff attended the University of British Columbia and holds a Bachelor of Science degree in geology. Mr. Sookochoff has been licensed as a professional engineer by the Professional Engineers Association of British Columbia for the past 29 years.

We have a verbal agreement with Mr. Sookochoff to provide us with consulting services on request, in accordance with standard industry practices. Pursuant to the terms of the agreement, Mr. Sookochoff agreed to provide us with geological consulting services in accordance with the geological exploration program prepared by Mr. Sookochoff. The length of time Mr. Sookochoff will perform consulting services for Centrus is based on whether we continue to proceed with each phase of the exploration program. Mr. Sookochoff is not involved in the day to day operations of Centrus. He is our geological consultant who was hired to perform our planned geological exploration program. Any decisions made by our management with respect to proceeding with each of the phases outlined in our exploration program are based on Mr. Sookochoff recommendations following the completion of each phase of the exploration program.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board Of Directors

Our audit committee presently consists of our sole director. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Our sole director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee Financial Expert

We have no audit committee financial expert serving on our audit committee. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

On July 24, 2007, we adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended April 30, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the most recent fiscal year ended April 30, 2007 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Kevin B. Epp President, Secretary and Treasurer	2007	-	-	-	-	-	-	$33,600	$33,600

Notes:

(1)

Since February, 2006, we have paid Kevin Epp, our sole director and officer a management fee of $2,800 per month pursuant to a verbal agreement. The agreement is on a month-to-month basis with no formal contract.

OUTSTANDING AWARDS AT FISCAL YEAR-END

Since our inception on December 14, 2005, we have not granted any stock options or stock appreciation rights to any of our executive officers. We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

DIRECTOR COMPENSATION

Since February, 2006, we have paid Kevin Epp, our sole director and officer a management fee of $2,800 per month pursuant to a verbal agreement. The agreement is on a month-to-month basis with no formal contract. We have no other arrangements for the compensation of any of our directors.

The following table summarizes the compensation paid to our sole director for the fiscal year ended April 31, 2007.

Name	Fees	Stock	Option	Non-Equity	Nonqualified	All Other	Total
	Earned or	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
	Paid in	($)(1)	($)(1)	Compensation	Compensation	($)
	Cash			($)	Earnings
	($)				($)
Kevin B. Epp	$33,600(2)	-	-	-	-	-	$33,600

Notes:

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.
(2)

Since February, 2006, we have paid Kevin Epp, our sole director and officer a management fee of $2,800 per month pursuant to a verbal agreement. The agreement is on a month-to-month basis with no formal contract.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))
	(a)	(b)	(c)

Equity Compensation	Not Applicable	Not Applicable	Not Applicable
Plans Approved By Security
Holders

Equity Compensation Plans	Not Applicable	Not Applicable	Not Applicable
Not Approved By Security
Holders

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 18, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature
	Name and Address	of Beneficial	Percentage of
Title of Class	of Beneficial Owner	Ownership	Common Stock (1)

Security Ownership of Management
Common Stock	Kevin B. Epp	25,500,000	68.1%
	CEO and CFO, President,	Direct
	Secretary, Treasurer
	Director
	Suite 200, 810 Peace Portal Drive
	Blaine, WA 98230
Common Stock	All Officers and Directors	25,500,000	68.1%
	as a Group (1 person)

Security Ownership of Certain Beneficial Owners
Common Stock	Kevin B. Epp	25,500,000	68.1%
	CEO and CFO, President,	Direct
	Secretary, Treasurer

Amount and Nature
	Name and Address	of Beneficial	Percentage of
Title of Class	of Beneficial Owner	Ownership	Common Stock (1)
Director
Suite 200, 810 Peace Portal Drive
Blaine, WA 98230

Notes:

(1)

Applicable percentage of ownership is based on 37,468,926 shares of common stock issued and outstanding as of April 30, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 30, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the commencement of the fiscal year ended April 30, 2007, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate relative or spouse of any of the foregoing persons.

We issued 8,500,000 (25,500,000 post-3:1 split) shares of common stock to our sole executive officer and sole director, Kevin B. Epp, at a price of $0.001 per share. This issuance was made to Mr. Epp, who is a sophisticated individual and is in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Since February, 2006, we have paid to Mr. Epp a management fee of $2,800 per month pursuant to a verbal agreement. The agreement is on a month-to-month basis with no formal contract.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director is Kevin B. Epp. Accordingly, we do not have any independent directors.

As a result of our limited operating history and minimal resources, we believe that we will have difficulty in attracting independent directors. In addition, we would likely be required to obtain director and officer insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)

3.3	Bylaws.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)

14.1	Code of Ethics.

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2007	Year Ended April 30, 2006
Audit Fees	$ 13,665	$ -
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 13,665	$ -

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year. Before we engage an independent public accountant to render audit or non-audit services, the engagement is approved by our audit committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUS VENTURES INC.

Date:	July 27, 2007	By:	/s/ Kevin B. Epp
KEVIN B. EPP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 27, 2007	By:	/s/ Kevin B. Epp
KEVIN B. EPP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
Director