Form 10QSB
period 2007-07-31
CENTRUS VENTURES INC.
filed 2007-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52391

CENTRUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4178322
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 200, 810 Peace Portal Drive
Blaine, WA  98230
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2007, the Issuer had 37,468,926 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Centrus” and the “Company” mean Centrus Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

CENTRUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	APRIL 30
	2007	2007

ASSETS

Current
Cash	$1,649	$8,335
Prepaid expenses	-	2,800
	1,649	11,135

Computer Equipment	1,828	1,976

	$3,477	$13,111

LIABILITIES

Current
Accounts payable and accrued liabilities	$39,178	$29,083

Commitments And Contractual Obligations (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
300,000,000 common voting shares with a par value of
$0.001 per share
100,000,000 preferred shares with a par value of $0.001
per share

Issued and outstanding:
37,468,926 common shares as at July 31, 2007 and April
30, 2007	37,469	37,469

Additional paid-in capital	90,721	90,721

Deficit Accumulated During The Exploration Stage	(163,891)	(144,162)
	(35,701)	(15,972)

	$3,477	$13,111

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 14
	THREE MONTHS ENDED		2005 TO
	JULY 31		JULY 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Amortization expense	148	-	482
Incorporation costs	-	-	1,575
Management fees	8,400	8,400	50,400
Mineral property acquisition	-	-	5,000
Mineral property exploration costs	-	1,000	8,000
Office and sundry	871	2,579	7,551
Professional fees	9,495	7,384	79,429
Transfer and regulatory fees	615	-	5,445
Travel and promotion	200	512	6,009
	19,729	19,875	163,891

Net Loss For The Period	$(19,729)	$(19,875)	$(163,891)

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	37,468,926	37,468,926

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			DECEMBER 14
	THREE MONTHS ENDED		2005 TO
	JULY 31		JULY 31
	2007	2006	2007

Cash (Used In) Operating Activities
Net loss for the period	$(19,729)	$(19,875)	$(163,891)
Item not involving cash:
Amortization expense	148	-	482
	(19,581)	(19,875)	(163,409)
Changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	10,095	3,987	39,178
Prepaid expenses	2,800	(5,000)	-
	(6,686)	(20,888)	(124,231)

Cash Provided By Investing Activity
Purchase of computer equipment	-	-	(2,310)

Cash Provided By Financing Activity
Issue of common stock	-	2,100	128,190

Increase (Decrease) In Cash	(6,686)	(18,788)	1,649

Cash, Beginning Of Period	8,335	99,897	-

Cash, End Of Period	$1,649	$81,109	$1,649

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended April 30, 2007. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended April 30, 2007, has been omitted. The results of operations for the three month period ended July 31, 2007 are not necessarily indicative of results for the entire year ending April 30, 2008.

Organization

Centrus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on December 14, 2005. The Company’s principal executive offices are in Blaine, Washington, U.S.A.

On June 13, 2007, the Company incorporated a wholly-owned subsidiary, Royal Mines Acquisition Corp., in the state of Nevada, U.S.A.

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

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $163,891 for the period from December 14, 2005 (inception) to July 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

	b)	Computer Equipment

Computer equipment is recorded at cost and is being amortized using the declining balance method at 30% per year.

	c)	Mineral Property Interests

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

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Interests (Continued)

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

	d)	Impairment of Long-Lived Assets

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

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	COMPUTER EQUIPMENT

				2007		2006
				ACCUMULATED	NET BOOK	NET BOOK
		RATE	COST	DEPRECIATION	VALUE	VALUE

Computer software	3 yrs.	30%	$1,986	$425	$1,561	$-
Printer	3 yrs.	30%	324	57	267	-

			$2,310	$482	$1,828	$-

4.	MINERAL PROPERTY

On January 20, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Royal Blue Mineral Claim”) located in the Yellow Pine Mining Division, Clark County, state of Nevada. The consideration was $5,000 cash (paid) on execution of the agreement.

5.	COMMON STOCK

On January 11, 2006, pursuant to a private placement the Company sold 8,500,000 (25,500 after the stock split) shares of its common stock at $0.001 per share for cash.

On April 30, 2006, pursuant to a private placement the Company sold 3,989,642 (11,968,926 after the stock split) shares of its common stock at $0.03 per share for cash.

On June 11, 2007, the Company’s directors approved a US private placement offering of up to 5,000,000 shares at a price of $1.00 US per share. The Company’s directors have also approved a concurrent foreign offering of up to 5,000,000 shares at a price of $1.25 US per share. In connection with the offerings, the Company will pay a 10% commission to qualified finders and issue Broker’s warrants entitling them to purchase up to 10% of the number of shares placed by them at a price of $1.25 US per share. At July 31, 2007, no subscription agreements had been received.

As at July 31, 2007, the Company has no stock option plan, warrants or other dilutive securities.

CENTRUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2007, the Company paid management fees in the amount of $8,400 to a director of the Company.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has a contractual obligation to pay a management fee to a director of the Company $2,800 on a month-to-month basis.

Otherwise, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

8.	PROPOSED MERGER

During the third quarter, the Company entered into merger negotiations with Royal Mines Inc. (RMI), a private Nevada corporation engaged in mineral property exploration and development. As at September 12, 2007, the Company had not entered into any agreements regarding the proposed merger.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

CORPORATE OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the Royal Blue Claim comprised of a mineral claim block totaling 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. We acquired title to our Royal Blue Claim pursuant to a purchase agreement dated January 20, 2006 with Multi Metal Mining Corp. We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Our plan of operation is to continue our exploration work on our Royal Blue Claim in order to ascertain whether it possesses proven reserves of gold, silver, and copper. We will not be able to determine whether or not our mineral claim contains proven reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes that further work programs are justified.

RECENT CORPORATE DEVELOPMENTS

The Company experienced the following significant developments since the beginning of its fiscal quarter ended July 31, 2007:

1.	On September 1, 2007 we paid the applicable fees to the Bureau of Land Management to maintain our Royal Blue Claim in good standing until September 1, 2008.

2.

The Company is presently negotiating a potential merger between Royal Mines Acquisition Corp., our wholly owned subsidiary formed for the purpose of completing the proposed merger, and Royal Mines Inc. (“RMI”), a private Nevada corporation engaged in mineral property exploration and development in Nevada and Arizona. The parties anticipate that the terms of the proposed merger would include: (i) existing stockholders of RMI receiving in exchange for their shares of RMI, approximately 33,200,000 shares of the merged entity; and (ii) the Company’s principal stockholder, Kevin B. Epp, agreeing to submit for cancellation by the Company 23,500,000 shares of the Company’s common stock held by him. As a result of the proposed transactions upon completion of the proposed merger, the Company would have approximately 47,200,000 shares of common stock issued and outstanding. The Company has instructed its legal counsel to prepare a formal agreement for the merger. There is no assurance that a formal agreement will be executed or that the merger will be completed as planned or at all.

3.

On June 11, 2007, the Company’s board approved a private placement offering of up to 1,000,000 shares of its common stock at a price of $1.00 per share to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act of 1933 (the “US Offering”). The US Offering was subsequently increased to a maximum of 5,000,000 shares of the Company’s common stock on July 24, 2007. In connection with the US Offering, the Company intends to pay a commission of 10% to licensed brokers or investment dealers or other qualified finders (the “US Brokers”) and issue to the US Brokers, warrants entitling them to purchase up to 10% of the number of shares placed by them at a price of $1.25 per share for a period of two years from closing of the US Offering (the “Broker Warrants”). Pursuant to the terms of the proposed US Offering, the Company will grant piggyback registration rights in respect of the shares issued to subscribers of the US Offering and the shares to be issued upon exercise of the Brokers Warrants, such registration rights to be subject to any restrictions that may be required by any underwriter of any offering in respect of which such registration rights may apply. The proceeds of the U.S. Offering and the concurrent Non-US Offering, described below, are intended to be used to fund the Company’s proposed merger with RMI and for general corporate purposes. There is no assurance that the U.S. Offering will be completed as planned or at all. The above disclosure is neither an offer to purchase nor a solicitation of an offer to sell any securities of the Company in the United States.

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

5.

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

PLAN OF OPERATION

Our plan of operation is to continue our exploration work on our Royal Blue Claim in order to ascertain whether it possesses proven reserves of gold, silver, and copper. Phase I of our exploration program on the Royal Blue Claim was completed in June, 2006. Phase I consisted of trenching and sampling over known mineralized zones. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consisting of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which is intended to define the structural trend to the extensions of the known mineral zones, is expected to complete in late 2007.

In the event we complete the proposed merger with Royal Mines Inc., of which there is no assurance, it will have a significant impact on our plan of operations and our estimated expenditures over the next twelve months. There is no assurance that a formal agreement will be executed with Royal Mines Inc. or that the merger will be completed as planned or at all.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	$4,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$34,000

Our total expenditures over the next twelve months are anticipated to be $34,000. Our cash on hand as at July 31, 2007 is $1,649. Accordingly, we do not have sufficient cash on hand to pay the estimated expenses over the next twelve months. We also require additional financing in the event we complete our proposed merger with Royal Mines Inc. and to proceed with Phase II of our exploration program. A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will be devoting approximately 20% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

RESULTS OF OPERATIONS

First Quarter Summary
	Three Months Ended	Three Months Ended	Percentage
	July 31, 2007	July 31, 2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(19,729)	(19,875)	(0.7%)
Net Loss	$(19,729)	$(19,875)	(0.7%)

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

Operating Expenses

Our operating expenses for the three months ended July 31, 2007 and the three months ended July 31, 2006 consisted of the following:

	Three Months Ended	Three Months Ended	Percentage
	July 31, 2007	July 31, 2006	Increase / (Decrease)
Amortization expense	$148	$-	100%
Management fees	8,400	8,400	n/a
Mineral property exploration costs	-	1,000	(100%)
Office and sundry	871	2,579	(66.2%)
Professional fees	9,495	7,384	28.6%
Transfer and regulatory fees	615	-	100%
Travel and promotion	200	512	(60.9%)
Total	$19,729	$19,875	(0.7%)

We anticipate our operating expenses will increase as we undertake our exploration program for our Royal Blue Claim and as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934. We also anticipate increased operating expenses in the event we complete our proposed merger with Royal Mines Inc., of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2007	At April 30, 2007	Increase / (Decrease)
Current Assets	$1,649	$11,135	(85.2%)
Current Liabilities	(39,178)	(29,083)	34.7%
Working Capital Deficiency	$(37,529)	$(17,948)	109.1%

Cash Flows
	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2006
Cash Flows Used In Operating Activities	$(6,686)	$(20,888)
Cash Flows Used In Investing Activities	--	--
Cash Flows From Financing Activities	--	$2,100
Net Increase (Decrease) in Cash	$(6,686)	$(18,788)

The decreases in our working capital at July 31, 2007 from April 30, 2007, are primarily a result of: (i) continuing expenses associated with complying with our reporting obligations under the Exchange Act; and (ii) expenses associated with our continuing exploration program for our Royal Blue Claim.

Since our inception, we have used equity financings to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. See “Future Financing”, below.

Future Financing

Our plan of operation calls for significant expenses in connection with the exploration of the Royal Blue Claim which will require us to obtain additional financing. Our total expenditures over the next twelve months are anticipated to be $34,000. Our cash on hand as at July 31, 2007 is $1,649. Accordingly, we do not have sufficient cash on hand to pay our anticipated expenses for the next twelve months. We will also require additional financing in order to proceed with Phase II of our exploration program or if we complete our proposed merger with Royal Mines Inc, of which there is no assurance.

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

CRITICAL ACCOUNTING POLICIES

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended July 31, 2007.

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

We will need to obtain additional financing in order to complete our full business plan. As at July 31, 2007, we had cash of $1,649. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phase I of our recommended geological work program and do not have sufficient cash on hand to complete Phase II of our proposed exploration program. We may also require additional financing if the costs of the exploration of our mineral claim are greater than anticipated or in the event we complete our proposed merger with Royal Mines Inc., of which there is no assurance. Obtaining additional financing would be subject to a number of factors, including positive results from Phases II and III of our exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

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

Our annual cost of compliance with the Bureau of Land Management is presently approximately $125 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

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

We completed an offering of 3,989,642 shares of our common stock (11,968,926 post 3 for 1 forward stock split) at a price of $0.03 per share to investors on April 30, 2006. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. The Company’s board has approved a private placement offering of up to 5,000,000 shares of the Company’s common stock at a price of $1.00 per share to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act of 1933 and a concurrent private placement of 5,000,000 shares on the same terms to persons who are not “U.S. persons” as such term is defined under Regulation S of the Securities Act of 1933. However, there is no assurance that the Private Placements will be completed as planned or at all. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of such dilution could reduce the value of their stock.

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

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed on the Company’s Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K, during the period covered by this Quarterly Report, the Company has not sold any equity securities that were not registered under the Securities Act during the three months ended July 31, 2007.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)

3.3	Bylaws.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUS VENTURES INC.

Date:	September 13, 2007	By:	/s/ Kevin B. Epp
KEVIN B. EPP
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)