Form 10QSB
period 2007-10-31
ROYAL MINES & MINERALS CORP
filed 2007-12-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52391

ROYAL MINES AND MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-4178322
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 112, 2580 Anthem Village Dr. Henderson, NV 89052
(Address of principal executive offices)

(702) 588-5973
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 6, 2007, the Issuer had 46,152,252 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

2

ROYAL MINES AND MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(UNAUDITED)	(AUDITED)
	As of	As of
	October 31, 2007	April 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$137,009	$338,646
Prepaid expense	13,848	16,500
Prepaid expense - related party (Note 2)	36,000	-
Loans receivable - related party (Note 3)	4,500	4,500
Total current assets	191,357	359,646

Property and equipment, net (Note 4)	241,667	291,667
Intellectual property (Note 5)	200,000	200,000
Mineral properties (Note 6)	22,500	15,500
Other assets	7,051	1,551
Total non-current assets	471,218	508,718

Total assets	$662,575	$868,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$42,350	$40,711
Accounts payable - related party (Note 7)	60,859	20,000
NVRM payable (Note 8)	102,683	277,683
Loans payable	-	91,556
Loans payable - related party (Note 9)	37,250	9,250
Share subscriptions received (Note 10)	-	505,114
Current portion of long-term debt (Note 11)	5,645	5,509
Total current liabilities	248,787	949,823

Long-term debt (Note 11)	1,456	4,808

Total liabilities	250,243	954,631

Commitments and contingencies (Note 12)

Stockholders' equity (deficit) (Note 13)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 46,152,252 and 26,401,000 shares,
respectively, issued and outstanding	46,152	26,401
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	1,942,237	579,600
Accumulated deficit during development stage	(1,576,057)	(692,268)
Total stockholders' equity (deficit)	412,332	(86,267)

Total liabilities and stockholders' equity (deficit)	$662,575	$868,364

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006	October 31, 2007

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	216,814	96,127	490,498	121,464	1,050,427
General and administrative	132,387	27,116	345,875	38,566	563,400
Depreciation and amortization (Note 4)	25,000	-	50,000	-	58,333

Total operating expenses	374,201	123,243	886,373	160,030	1,672,160

Loss from operations	(374,201)	(123,243)	(886,373)	(160,030)	(1,672,160)

Other income (expense):
Other income	-	-	-	-	94,115
Interest income	1,748	-	4,540	-	4,540
Interest expense	(98)	-	(1,956)	-	(2,552)

Total other income (expense)	1,650	-	2,584	-	96,103

Loss from operations before provision for income taxes	(372,551)	(123,243)	(883,789)	(160,030)	(1,576,057)

Income tax benefit	-	-	-	-	-

Net loss	$(372,551)	$(123,243)	$(883,789)	$(160,030)	$(1,576,057)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(123.24)	$(0.03)	$(160.03)

Weighted average common shares outstanding -
Basic and diluted	36,131,066	1,000	33,111,261	1,000

See Accompanying Notes to Financial Statements
3

ROYAL MINES AND MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Balance, July 13, 2005	-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	1,000	1	-	-	1

Net loss	-	-	-	(174,500)	(174,500)

Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)

Issuance of common stock for cash,
$0.001 per share	12,500,000	12,500	-	-	12,500

Issuance of common stock for cash,
$0.01 per share	7,800,000	7,800	70,200	-	78,000

Issuance of common stock for mineral
property options
$0.01 per share	1,050,000	1,050	9,450	-	10,500

Issuance of common stock for cash,
$0.10 per share	1,250,000	1,250	123,750	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.10 per share	1,800,000	1,800	178,200	-	180,000

Issuance of common stock in acquisition
of intellectual property and equipment
$0.10 per share	2,000,000	2,000	198,000	-	200,000

Net loss	-	-	-	(517,768)	(517,768)

Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)

Issuance of common stock for cash
and subscriptions received,
Reg. S - Private Placement,
$0.25 per share	2,482,326	2,482	618,100	-	620,582

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.25 per share	3,300,000	3,300	821,700	-	825,000

Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,163)	-	(63,194)

Net loss	-	-	-	(883,789)	(883,789)

Balance, October 31, 2007	46,152,252	$46,152	$1,942,237	$(1,576,057)	$412,332

See Accompanying Notes to Financial Statements
4

ROYAL MINES AND MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Six Months Ended		Through
	October 31, 2007	October 31, 2006	October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(883,789)	$(160,030)	$(1,576,057)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	50,000	-	58,333
Changes in operating assets and liabilities:
Prepaid expenses	(33,348)	(6,500)	(49,848)
Loan receivables - related party	-	-	(4,500)
Refundable deposits	(5,500)	-	(5,500)
NVRM payable	(175,000)	-	(175,000)
Accounts payable	(5,861)	751	34,850
Accounts payable - related party	40,859	395	60,859

Net cash used in operating activities	(1,012,639)	(165,384)	(1,656,863)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(7,000)	-	(12,000)
Cash paid for other assets	-	-	(1,551)
Cash acquired on reverse merger	2,306	-	2,306
Purchase of fixed assets	-	-	-

Net cash used in investing activities	(4,694)	-	(11,245)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	940,467	-	1,323,968
Proceeds from subscriptions received	-	-	505,114
Payments on long-term debt	(3,216)		(3,216)
Proceeds / (Payments) on borrowings	-	50,000	-
Proceeds from borrowings from related party	-	145,000	206,052
Payments on borrowings from related party	(121,555)		(226,801)

Net cash provided by financing activities	815,696	195,000	1,805,117

NET CHANGE IN CASH	(201,637)	29,616	137,009

CASH AT BEGINNING OF PERIOD	338,646	20,656	-

CASH AT END OF PERIOD	$137,009	$50,272	$137,009

SUPPLEMENTAL INFORMATION

Interest Paid	$1,956	$-	$2,551
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Acquisition of equipment for debt	$-	$-	$300,000
Long-term debt assumed in acquisition	$-	$-	$10,317
Stock issued for subscriptions received	$505,114	$-	$505,114
Stock issued in reverse acquisition of Centrus Ventures Inc.	$(77,163)	$-	$(77,163)

See Accompanying Notes to Financial Statements
5

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of Royal Mines & Minerals Corp (f.k.a. Centrus Ventures Inc.)(“the Company”) for the fiscal year ended April 30, 2007.

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Description of Business – The Company is considered an exploration stage company. The Company's primary objective is to bring into commercial production the Company’s mining assets by refining the extracted precious and base metals, and then generate revenues from sales of these refined metals to established commodity brokers. The Company has not yet realized any revenues from its primary objective.

History – The Company was incorporated on December 14, 2005 under the laws of the State of Nevada. On June 13, 2007, the Company incorporated a wholly-owned subsidiary, Royal Mines Acquisition Corp., in the state of Nevada.

On October 5, 2007, Centrus Ventures Inc. (Centrus) completed the acquisition of Royal Mines Inc. (“Royal Mines”). The acquisition of Royal Mines was completed by way of a “triangular merger” pursuant to the provisions of the Agreement and Plan of Merger dated September 24, 2007 (the “First Merger Agreement”) among Centrus, Royal Mines Acquisition Corp. (“Centrus Sub”), a wholly owned subsidiary of Centrus, Royal Mines and Kevin B. Epp, the former sole executive officer and director of Centrus. On October 5, 2007, under the terms of the First Merger Agreement, Royal Mines was merged with and into Centrus Sub, with Centrus Sub continuing as the surviving corporation (the “First Merger”).

On October 6, 2007, a second merger was completed pursuant to an Agreement and Plan of Merger dated October 6, 2007 (the “Second Merger Agreement”) between Centrus and its wholly owned subsidiary, Centrus Sub, whereby Centrus Sub was merged with and into Centrus, with Centrus continuing as the surviving corporation (the “Second Merger”). As part of the Second Merger, Centrus changed its name from “Centrus Ventures Inc.” to “Royal Mines And Minerals Corp.”(“the Company”). Other than the name change, no amendments were made to the Articles of Incorporation.

Under the terms and conditions of the First Merger Agreement, each share of Royal Mines’ common stock issued and outstanding immediately prior to the completion of the First Merger was converted into one share of Centrus’ common stock. As a result, a total of 32,183,326 shares of Centrus common stock were issued to

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

former stockholders of Royal Mines. In addition, Mr. Epp surrendered 23,500,000 shares of Centrus common stock for cancellation in consideration of payment by Centrus of $0.001 per share for an aggregate consideration of $23,500. As a result, upon completion of the First Merger, the former stockholders of Royal Mines owned approximately 69.7% of the issued and outstanding common stock.

As such, Royal Mines is deemed to be the acquiring enterprise for financial reporting purposes. All acquired assets and liabilities of Centrus were recorded at fair value on the date of the acquisition, as required by the purchase method of accounting, and the tangible net liabilities were debited against equity of the Company. There are no continuing operations of Centrus from the date of acquisition.

Going Concern - As of October 31, 2007, the Company incurred cumulative net losses of approximately $1,576,057 from operations and has negative working capital of $57,430. The Company is still in the exploration stage and has not commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company’s strategic plan. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is April 30.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

Mineral Rights – The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents the fair value at the time the mineral rights are acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs – Mineral exploration costs are expensed as incurred.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Impairment of Long-Lived Assets – We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, cash flows and fair values are individually evaluated based primarily on recent exploration results.

Various factors could impact our ability to achieve forecasted production schedules from proven and probably reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair value of the Company’s financial instruments approximate their fair value due to the short-term nature.

Revenue Recognition – Revenues are recognized during the period in which they are received. Costs and expenses are recognized during the period in which they are incurred.

Research and Development - All research and development expenditures during the period have been charged to operations.

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Segment Information - The Company discloses segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses a management approach to determine reportable segments. The Company operates under one segment.

Reclassification - Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation, with no effect on previously reported net loss.

Expenses of Offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-Based Compensation –The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of SFAS No. 123R, “Share Based Payment”. SFAS No. 123R requires companies to measure all employee stock based compensation awards using a fair value method and record such expense in their financial statements. The Company adopted SFAS No. 123R on a prospective basis on July 13, 2005.

Stock-based compensation arrangements for non-employees are recorded at fair value as the services are provided and the compensation earned.

New Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB SFAS No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires companies to recognize the over funded or under funded

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective for the fiscal year ending April 30, 2007. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued statement SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in the current year financial statements. It is effective for fiscal years ending after November 15, 2006. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence, security ownership by officers and directors and other corporate governance matters. The rules affect disclosure in proxy statements, annual reports and registration statements. These amendments are effective for filings for fiscal years ending on or after December 15, 2006. The effects of these amendments have been incorporated into our financial reporting.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB SFAS No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has yet to evaluate the financial impact of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of this statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

2.	PREPAID EXPENSE – RELATED PARTY

Prepaid expense – related party consists of advanced travel expenses to an officer of the Company in the amount of $36,000 and zero, as of October 31, 2007 and April 30, 2007, respectively.

3.	LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of the following:

	As of	As of
	October 31, 2007	April 30, 2007
Loan receivable due from an officer of
the Company, bearing no interest,
unsecured and due on demand.	$4,500	$4,500

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2007	April 30, 2007
Process, lab and office equipment	$300,000	$300,000
Less: accumulated depreciation	58,333	8,333
	$266,667	$291,667

5.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The cash payment will be paid as follows: (i) $175,000 on or before May 31, 2007; and (ii) the balance of $125,000, less any debt assumed and payables due to the Company, on or before January 31, 2008. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000.

6.	MINERAL PROPERTIES

As of October 31, 2007 and April 30, 2007, mineral properties totaling $22,500 and $15,500, respectively, consist of twenty-five (25) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire a 87.5% interest in twenty-four (24)

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

6.	MINERAL PROPERTIES (continued)

mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement and the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement. Each of the twenty-four mining claims is comprised of 160 acres. The transaction was valued at an agreed upon price of $10,500. Renewal fees of $3,000 on the twenty-four (24) mining claims will be capitalized annually.

On March 16, 2007 the Company entered into a lease agreement of property with one (1) mining claim, for a term of twenty years, for exploration and potential mining production on 20 acres in Searchlight, Nevada. The Company paid a one-time signing bonus of $5,000 upon execution of the agreement, a $4,000 rental fee in August and will pay $4,000 annually thereafter. The Company will also pay an annual royalty equal to five (5) percent of the net profit from the mining production.

Mining claims are capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

7.	ACCOUNTS PAYABLE - RELATED PARTY

As of October 31, 2007 and April 30, 2007, accounts payable – related party consisted of $60,859 and $20,000, respectively, due to officers of the Company for consulting fees, administration fees and reimbursable expenses.

8.	NVRM PAYABLE

As of October 31, 2007 and April 30, 2007, NVRM payable consists of $102,683 and $277,683 ($300,000 less $10,317 of debt assumed and a $12,000 receivable due to the Company), respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above.

9.	LOANS PAYABLE – RELATED PARTY

As of October 31, 2007 and April 30, 2007, loans payable to related parties of $37,250 and $9,250, respectively, consists of borrowings from an affiliate of the Company. The balances bear no interest, are unsecured and are due on demand.

10.	SHARE SUBSCRIPTIONS RECEIVED

As of October 31, 2007 and April 30, 2007, the Company had received subscriptions for zero and 2,020,456 shares of common stock for cash at $0.25 per share, aggregating zero and $505,114, respectively. See Note 12(h) below for additional disclosure.

11.	LONG-TERM DEBT

As of October 31, 2007 and April 30, 2007, long-term debt consists of $7,101 and $10,317, respectively. The long-term debt was assumed in the NVRM Agreement for the financing of a John Deere loader. The balance bears interest at 4.9% and is secured by the loader. The current portion of long-term debt at October 31, 2007 and April 30, 2007 is $5,645 and $5,509, respectively.

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

12.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices and plant facility. Future minimum lease payments under the operating leases for the facilities as of October 31, 2007 are as follows:

Fiscal year ending April 30, 2008	$41,400
Fiscal year ending April 30, 2009	$64,530
Fiscal year ending April 30, 2010	$64,616
Thereafter	$10,822

13.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of October 31, 2007 and April 30, 2007, there were 46,152,252 and 26,401,000 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

	a)	On March 16, 2006, the Company issued 1,000 shares of common stock to one individual for cash at $0.001 per share.

	b)	On November 30, 2006, the Company issued 12,500,000 shares of common stock to three individuals for cash at $0.001 per share.

	c)	On December 29, 2006, the Company issued 7,800,000 shares of common stock for cash at $0.01 per share.

	d)	On January 10, 2007, the Company issued 1,050,000 shares of common stock for the purchase of 7/8ths interest in 24 minerals claims at $0.01 per share.

	e)	On February 28, 2007, the Company issued 1,250,000 shares of common stock to three individuals for cash at $0.10 per share.

	f)	On March 31, 2007, the Company issued 1,800,000 shares of common stock to four individuals for cash at $0.10 per share.

	g)	On April 2, 2007, the Company issued 2,000,000 shares of common stock to one individual, in connection with the NVRM Agreement, for the purchase of intellectual property and equipment.

h)

On May 31, 2007, the Company closed a private placement offering for proceeds of $620,582, of which $505,114 was received and recorded as share subscriptions received as of April 30, 2007. The Company issued 2,482,326 shares of common stock, at $0.25 per share, to non-U.S. investors pursuant to Regulation S of the Securities Act of 1933.

i)

On June 4, 2007, the Company closed a private placement offering for proceeds of $825,000 and issued 3,300,000 shares of common stock, at $0.25 per share, to accredited U.S. investors pursuant to Regulation D of the Securities Act of 1933.

	j)	On October 5, the Company issued 13,968,926 shares of common stock in the reverse acquisition of Centrus Ventures Inc.

ROYAL MINES & MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

14.	RELATED PARTY TRANSACTIONS

During the three month period ended October 31, 2007 and 2006, the Company incurred $84,000 and $85,000, respectively, in consulting fees expense from companies with a common director, officer or affiliate. During the six month period ended October 31, 2007 and 2006, the Company incurred $168,000 and $105,000, respectively, in consulting fees expense from companies with a common director, officer or affiliate.

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

As used in this Quarterly Report, the terms "we,” "us,” "our,” “Royal Mines” and the “Company” mean Royal Mines and Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. On June 8, 2007, we completed a 3-for-1 split of our common stock. As a result of the stock split, our authorized capital was increased from 100,000,000 shares of common stock, with a par value of $0.001 per share, to 300,000,000 shares of common stock, with a par value of $0.001 per share.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own a 100% undivided interest in a mineral claim known as Royal Blue (the “Royal Blue Claim”) comprised of one located claim of 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. Title to the Royal Blue Claim is held directly by us. As of October 5, 2007, we acquired an interest in the Piute Valley Lakebed Claims located in Clark County, Nevada. We also acquired a proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”). The lixiviation of minerals is the process of using chemicals to extract metals from mineral ore. Thiourea is a more environmentally friendly lixivant than cyanide or sulfuric acid, which have traditional been used for this purpose.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since July 31, 2007, the end of our last fiscal quarter:

1.

On September 27, 2007, the Board of Directors approved amendments to its two proposed concurrent private placements. Our Board of Directors amended the terms of the US private placement offering approved on June 11, 2007 (the “US Offering”) by: (a) altering the offered securities from 5,000,000 shares to 7,500,000 units (the “Units”), with each unit consisting of one (1) share of common stock and one-half (1/2) share purchase warrant. Each whole warrant will entitle the holder to purchase an additional share of common stock at a price of $1.25 US per share for a period of two years from closing of the US Offering; and (b) reducing the commission payable to 7% in cash to licensed brokers or investment dealers or finders, where permitted by law, and warrants entitling them to purchase such number of shares as shall be equal to 10% of the number of Units placed by them, exercisable at a price of $1.25 US per share for a period of two years from closing of the US Offering.

Our Board of Directors also amended the terms of the foreign private placement offering approved on June 11, 2007 (the “Foreign Offering”) by: (a) altering the offered securities from 5,000,000 shares to 7,500,000 units (the “Units”), with each unit consisting of one (1) share of common stock and one-half (1/2) share purchase warrant. Each whole warrant will entitle the holder to purchase an additional share of common stock at a price of $1.25 US per share for a period of two years from closing of the Foreign Offering; and (b) reducing the commission payable to 7% in cash to licensed brokers or investment dealers or finders, where permitted by law, and warrants entitling them to purchase such number of shares as shall be equal to 10% of the number of Units placed by them, exercisable at a price of $1.25 US per share for a period of two years from closing of the Foreign Offering.

2.

On October 5, 2007, we acquired Royal Mines Inc. (“Royal Inc.”) by way of “triangular merger” pursuant to the provisions of the Agreement and Plan of Merger dated September 24, 2007 (the “First Merger Agreement”) among the Company, Royal Mines Acquisition Corp. (“Acquisition Corp.”), our wholly owned subsidiary incorporated for the sole purpose of acquiring Royal Inc., Royal Inc. and Kevin B. Epp, our former sole executive officer and former director. Under the terms of the First Merger Agreement, Royal Inc. was merged with and into Acquisition Corp., with Acquisition Corp. continuing as the surviving corporation (the “First Merger”). On October 6, 2007, we completed a second merger pursuant to an Agreement and Plan of Merger dated October 6, 2007 (the “Second Merger Agreement”) between the Company and Acquisition Corp., whereby Acquisition Corp. was merged with and into the Company, with the Company continuing as the surviving corporation (the “Second Merger”). As part of the Second Merger, we changed our name from “Centrus Ventures Inc.” to “Royal Mines and Minerals Corp.”

Under the terms and conditions of the First Merger Agreement, each share of Royal Inc.’s common stock issued and outstanding immediately prior to the completion of the First Merger was converted into one share of our common stock. As a result, we issued a total of 32,183,326 shares of our common stock to former stockholders of Royal Inc. In addition, Mr. Epp surrendered 23,500,000 shares of our common stock for cancellation in consideration of payment by us of $0.001 per share for an aggregate consideration of $23,500. As a result, upon completion of the First Merger, the former stockholders of Royal Mines owned approximately 69.7% of our issued and outstanding common stock.

3.

Also on October 5, 2007, upon completion of the First Merger, Mr. Epp resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as our sole director. The resignation of Mr. Epp was made pursuant to the provisions of the First Merger Agreement and was not due to any disagreements with the Company. Upon the tendering of the resignation of Mr. Epp, William Charles Tao was appointed as our sole director and as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as our sole director.

4.

On October 6, 2007, as a result of our acquisition of Royal Inc., we engaged Sarna & Company, Certified Public Accountants (“Sarna”), the independent accountants of our accounting successor, as our principal independent accountants. In addition, on October 9, 2007, we received the resignation of Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford”), as our independent accountants. Telford resigned as our independent auditors because it withdrew its registration with the public Company Accountability Oversight Board and can no longer audit U.S. issuers.

The Piute Valley Lakebed Claims

The Piute Valley Lakebed Claims is a potential gold project consisting of 24 mineral claims, covering approximately 3,840 acres, located in Clark County, Nevada. The 3,840 acres are divided into two contiguous parcels, being 2,560 acres and 1,280 acres. As a result of our acquisition of Royal Inc., we have acquired all of Royal Inc.’s interest and assumed all of its obligations under its option agreements (the “Option Agreements”) with certain optionors (the “Optionors”). Under the terms of the Option Agreements, we have the option to acquire a 7/8th undivided interest in the Piute Valley Lakebed Claims. Under the Option Agreements, in order to maintain and exercise our option, we are required to issue the following consideration:

(a)	1,050,000 shares of common stock on execution of the Option Agreements (which shares have been issued);

(b)	an additional 420,000 shares of common stock on the fifth anniversary of the Option Agreements; and

(c)	an additional 210,000 shares of common stock on the tenth anniversary of the Option Agreements.

In addition, the Piute Valley Lakebed Claims include a patented mineral claim consisting of 20.61 acres. The patented mineral claim is described as follows:

-	Parcel APN# 250-02-401-002 designated “Jupiter Lode”, US Patent Survey #2166.

-	“Enterprise Millsite” US Patent #2518, SMD.

-	Clark County Assessor Description PT SW4 SEC 02 29 63, designated 20.61 total acres.

As a result of our acquisition of Royal Inc., we acquired all of Royal Inc.’s interest and assumed all of its obligations under a Restatement and Amendment to Lease Agreement dated April 12, 2007 (the “Lease Agreement”) among Erline Y. Smith, Trustee, Erline Y. Smith Trust and Lawana Hooper (collectively referred to as the “Lessors”) and Royal Inc. Under the terms of the Lease Agreement, we were granted the right to explore, and if proved feasible, develop the patented mineral claim. These rights were granted as a lease for a term of 20 years. As consideration for the lease of the patented mineral claim, we are required to do the following:

(a)	pay $5,000 to the Lessors upon execution of the Lease Agreement (which amount has been paid);

(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the patented mineral claim; and

(c)

pay an annual royalty equal to five percent of “net smelting profit” from production. Net smelting profit is defined as the net profit derived from the sale of metals and minerals produced from the claims.

Lixiviation Technology

On April 2, 2007, Royal Inc. entered into a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. Under the terms of the Technology Agreement, Royal Inc. acquired a proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Technology (the “Facility”). As a result of our acquisition of Royal Inc., we acquired all of Royal Inc.’s interest and assumed all of its obligations under the Technology Agreement. As consideration for the Technology and the Facility, we are required to do the following:

(a)	pay to New Verde the sum of $300,000 for the purchase of the Technology and the Facility as follows:

	(i)	$175,000 on or before May 31, 2007 (which amount has been paid); and

	(ii)	the balance of $125,000, less any debt assumed and payables due to us, on or before January 31, 2008.

(b)	issue 2,000,000 shares to Mr. Gunnison for the Technology (which shares have been issued) and will be held by us and released to Mr. Gunnison as follows:

	(i)	500,000 shares on February 2, 2008;

	(ii)	500,000 shares on December 2, 2008;

	(iii)	500,000 shares on October 2, 2009; and

	(iv)	500,000 shares on August 1, 2010.

Concurrent with the acquisition of the Technology and the Facility, Royal Mines entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as Royal Inc.’s Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, Royal Inc. agreed to pay Mr. Gunnison a salary of $120,000 per annum. As a result of our acquisition of Royal Inc., we have acquired Royal Inc.’s interest and assumed all of its obligations under the Employment Agreement.

Iron King Property

We have drafted a preliminary supply agreement with North American Industries (“NAI”) and its president, Stephen Schuchardt, for the processing of tailings on the Iron King Property located in Dewey-Humboldt, Arizona. Under the terms of the proposed agreement, NAI will supply the tailings to the Company for processing and extraction of metals at a cost of $32 per metric ton. We have formed a wholly owned limited liability company under the laws of the State of Nevada called Royal Reclamation And Mining LLC (“Reclamation”) for the purposes of carrying out the project.

Under the terms of the proposed agreement, NAI will contribute to Reclamation its rights to process the tailings located on the Iron King Property, transfer the existing ADEQ permit to the Company for amendment, and its right to use buildings and other facilities on the Iron King Property.

The above is subject to the conclusion of formal agreements. There is no assurance that formal agreements will be concluded or that the terms will not change from those described above.

PLAN OF OPERATION

Subject to obtaining a formal agreement to proceed with the processing of the tailings on the Iron King Property, our plan of operation for the next twelve months will involve proceeding with our exploration and development programs of the Royal Blue Claim and the Piute Valley Lakebed Claims. Although we still intend to proceed with our exploration program on the Royal Blue Claim, our principal focus in the upcoming months will be on the Piute Valley Lakebed Claims.

Royal Blue Claim

Our plan of operation in connection with the Royal Blue Claim is to continue our exploration work on our Royal Blue Claim in order to ascertain whether it possesses reserves of gold, silver, and copper. Phase I of our exploration program was completed in June, 2006. The Phase I exploratory program consisted of trenching and sampling over known mineralized zones. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. The second phase consisting of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which will define the structural trend to the extensions of the known mineral zones, is expected to be completed in the first half of 2008. As at October 31, 2007, we have expended $8,000 in connection with the exploration of the Royal Blue Claim and the preparation of the geological report.

The Piute Valley Lakebed Claims

Our plan of operation for the Piute Valley Lakebed Claims currently consists of a three phase exploration program to be undertaken on the Piute Valley Lakebed Claims to assess its potential to host gold and silver mineralization. The three phase exploration program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	To be completed in first calendar quarter of 2008
Phase III	Test diamond drilling of the prime targets.	$150,000	To be completed in second and third calendar quarter of 2008
	Total Estimated Cost	$255,000

Our exploration program is intended to generate and prioritize target areas for implementation of our Lixiviation Technology.

Work on Phase I of our exploration program was completed in October, 2007 and consisted of chain of custody surface exploration to provide us with additional information on the mineralization, concentration efficacy, extraction efficiency, and processing economics of the 2,560 acres portion of the Piute Valley Lakebed Claims. We are currently awaiting a formal report on Phase I of our exploration program. Phase I of our exploration program did not require an operational plan or work permits. Phase II and Phase II of our exploration will require the filing of a Notice of Drilling with the Federal Bureau of Land Management

We have only recently commenced exploration of the Piute Valley Lakebed Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no commercially extractable mineral reserves may ever be found.

As of our six months ended October 31, 2007, we had cash in the amount of $137,009. Although this amount is sufficient to meet our anticipated costs for our exploration program during the next twelve months, the actual costs of completing those programs may be greater than anticipated. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing.

RESULTS OF OPERATIONS

The merger with Royal Mines Inc. (“Royal Inc.”) has been treated as a “reverse merger” for accounting purposes. As a result, Royal Inc. has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of Royal Inc. and not Royal Mines and Minerals Corp. (formerly Centrus Ventures Inc.). The operations of Royal Mines and Minerals Corp. are included in the consolidated statement of operations from the effective date of the merger, October 5, 2007.

Second Quarter and Six Months Summary

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$Nil	$Nil	n/a	$Nil	$Nil	n/a

Expenses	(374,201)	(123,243)	203.6%	(886,373)	(160,030)	453.9%

Other Income	1,650	-	n/a	2,584	-	n/a
(Expenses)

Net Loss	$(372,551)	$(123,243)	202.3%	$(883,789)	$(160,030)	452.3%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Expenses

The major components of our expenses are outlined in the table below:

	Second Quarter Ended October 31			Six Months Ended October 31
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Mineral exploration and	$216,814	$96,127	125.5%	$490,498	$121,464	303.8%
evaluation expenses
General and administrative	132,387	27,116	388.2%	345,875	38,566	796.8%

Depreciation and	25,000	-	n/a	50,000	-	n/a
amortization
Total Expenses	$374,201	$123,243	203.6%	$886,373	$160,030	453.9%

The increase in our total expenses for the six months ended October 31, 2007 was primarily due to increases in the amounts spent on (i) mineral exploration and evaluation expenses; and (ii) general and administrative expenses.

Mineral exploration and evaluation expenses represent amounts spent on the Piute Valley Lakebed Claims.

General and administrative expenses include amounts spent on professional and consulting fees. Professional fees include the legal and accounting fees associated with our acquisition of Royal Inc. and meeting our ongoing filing obligations under the Exchange Act.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Piute Valley Lakebed Claims and the Royal Blue Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2007	At April 30, 2007	Increase / (Decrease)
Current Assets	$191,357	$359,646	(46.8)%
Current Liabilities	(248,787)	(949,823)	(73.8)%
Working Capital (Deficit)	$(57,430)	$(590,177)	(90.3)%

Cash Flows
	Six Months Ended October 31
	2007	2006
Net Cash Used In Operating Activities	$(1,012,639)	$(165,384)
Net Cash Used In Investing Activities	(4,694)	-
Net Cash From Financing Activities	815,696	195,000
Net Increase (Decrease) In Cash During Period	$(201,637)	$29,616

As at October 31, 2007 we had a working capital deficit of $57,430 as compared to a working capital deficit of $590,177 as of our year ended April 30, 2007.

Since our inception, we have used equity financings to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. See “Future Financing”, below.

Future Financing

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our board of directors has approved a private placement offering of up to 7,500,000 units at a price of $1.00 per unit to U.S. residents who are “accredited investors” as such term is defined in Regulation D of the Securities Act of 1933 (the “Securities Act”) and a concurrent private placement of 7,500,000 units on the same terms to persons who are not “U.S. persons” as such term is defined under Regulation S of the Securities Act (together the “Private Placements”). Each unit shall consist of one (1) share of common stock and one-half share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at a price of $1.25 share for a period for two years from the closing of the Private Placements. In connection with the Private Placements we intend to pay a commission of 7% to licensed brokers or investment dealers or finders, where permitted by law, and warrants entitling them to purchase up to 10% of the number of units placed by them at a price of $1.25 per share for a period of two years from closing of the Private Placements. Pursuant to the terms of the proposed Private Placements, we will grant piggyback registration rights in respect of the shares issued to subscribers of the Private Placements and the shares to be issued upon exercise of the warrants, such registration rights to be subject to any restrictions that may be required by any underwriter of any offering in respect of which such registration rights may apply. The proceeds of the Private Placements are intended to be used to fund our proposed production facilities on the Iron King Property (subject to entering into a formal agreement), our exploration and development of the Piute Valley Lakebed Claims and for general corporate purposes. There is no assurance that the Private Placements will be completed as planned or at all.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned mining, development and exploration activities.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of the securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended October 31, 2007.

Mineral Rights – We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents the fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs – Mineral exploration costs are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, we may not be able to complete our exploration and development programs on the Royal Blue Claim and the Piute Valley Lakebed Claims.

We will need to obtain additional financing in order to complete our full business plan. As at October 31, 2007, we had cash of $137,009. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our Royal Blue Claim and the Piute Valley Lakebed Claims. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing would be subject to a number of factors, the known material factors being market prices for gold and silver investor acceptance of our mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. We currently have an additional 7,500,000 units available for sale under the Foreign Offering and an additional 7,500,000 units available for sale under the US Offering, for total potential proceeds, not including commissions, of $15,000,000. However, there is no assurance that we will be able to complete the sale of all of the securities being offered. Even if we complete the sale of all of the securities offered under the Foreign and US Offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

If we complete additional financings through the sale of shares of our common stock, our existing stockholders will experience dilution.

The most likely source of future financing presently available to us is through the issuance of our common stock. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated. Issuing shares of our common stock, for financing purposes or otherwise, will dilute the interests of our existing stockholders.

In order to maintain our rights to the Royal Blue Claim and the Piute Valley Lakebed Claims, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on those properties.

In order to maintain our rights to the Royal Blue Claim and the Piute Valley Lakebed Claims, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Royal Blue Claim and the Piute Valley Lakebed Claims. A failure by us to meet the annual maintenance requirements under federal and state laws could result in the loss of our rights to the Royal Blue Claim and the Piute Valley Lakebed Claims.

Because we are an exploration stage company, we face a high risk of business failure.

To date, our primary business activities have involved the acquisition of mineral claims and the exploration and development on these claims. As of October 31, 2007, we have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of precious metals on our mineral claims. Exploration for minerals is a speculative venture, necessarily involving substantial risk. The expenditures to be made by us in the upcoming exploration of the mineral claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages if and when we conduct mineral exploration activities.

The search for valuable minerals involves numerous hazards. As a result, if and when we conduct exploration activities we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on our optioned mineral claims, we may not be able to successfully obtain commercial production.

Our optioned mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place those mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we are an exploration stage company, our business has a high risk of failure.

As noted in the financial statements for the period ended October 31, 2007, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

As we undertake exploration of our optioned mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several government regulations that materially restrict the exploration of minerals. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Certain work to be performed on our mineral projects may require us to apply for permits from federal, state or local regulatory bodies.

If our applications for permits from the relevant regulatory bodies are denied, we may not be able to proceed with our exploration and development programs as disclosed above, which could have a negative affect on our business.

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

If the results of our geological exploration program indicate commercially exploitable reserves, and we decide to pursue commercial production of our mineral claims, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

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

ITEM 3.            CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

None.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp (5)

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)

3.3	Bylaws.(1)

3.4	Articles of Merger among Royal Mines Acquisition Corp. and Centrus Ventures Inc. (5)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)

10.2	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)

10.3	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)

10.4	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)

10.5	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)

10.6	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)

10.7	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)

10.8	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)

10.9	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)

10.10	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)

10.11	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)

10.12	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)

10.13	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)

Exhibit
Number	Description of Exhibits

10.14	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)

10.15	Restatement and Amendment to lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)

10.16	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)

10.17	Residential Lease Agreement of La Cienega Office.(5)

10.18	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines.(5)

14.1	Code of Ethics(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 12, 2007	By:	/s/ William Charles Tao
WILLIAM CHARLES TAO
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)