Form 10QSB
period 2008-01-31
ROYAL MINES & MINERALS CORP
filed 2008-03-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 3, 2008, the Issuer had 46,152,252 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET

	As of	As of
	January 31, 2008	April 30, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$62,572	$338,646
Prepaid expense	13,848	16,500
Prepaid expense - related party (Note 2)	13,257	-
Loans receivable - related party (Note 3)	4,500	4,500
Total current assets	94,177	359,646

Property and equipment, net (Note 4)	220,667	291,667
Intellectual property (Note 5)	200,000	200,000
Mineral properties (Note 6)	22,500	15,500
Other assets	7,051	1,551
Total non-current assets	450,218	508,718

Total assets	$544,395	$868,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$122,539	$40,711
Accounts payable - related party (Note 7)	33,760	20,000
NVRM payable (Note 8)	102,683	277,683
Loans payable	292,250	91,556
Loans payable - related party (Note 9)	-	9,250
Share subscriptions received (Note 10)	-	505,114
Current portion of long-term debt (Note 11)	5,250	5,509
Total current liabilities	556,482	949,823

Long-term debt (Note 11)	-	4,808

Total liabilities	556,482	954,631

Commitments and contingencies (Note 12)

Stockholders' equity (deficit) (Note 13)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 46,152,252 and 26,401,000 shares,
respectively, issued and outstanding	46,152	26,401
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	1,942,237	579,600
Accumulated deficit during development stage	(2,000,476)	(692,268)
Total stockholders' equity (deficit)	(12,087)	(86,267)

Total liabilities and stockholders' equity (deficit)	$544,395	$868,364

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	201,991	84,617	692,489	206,082	1,252,418
General and administrative	197,310	28,617	543,185	67,182	760,710
Depreciation and amortization (Note 4)	25,000	-	75,000	-	83,333

Total operating expenses	424,301	113,234	1,310,674	273,264	2,096,461

Loss from operations	(424,301)	(113,234)	(1,310,674)	(273,264)	(2,096,461)

Other income (expense):
Other income	-	24,750	-	24,750	94,115
Interest income	11	-	4,551	-	4,551
Interest expense	(130)	-	(2,085)	-	(2,681)

Total other income (expense)	(119)	24,750	2,466	24,750	95,985

Loss from operations before provision for income taxes	(424,420)	(88,484)	(1,308,208)	(248,514)	(2,000,476)

Income tax benefit	-	-	-	-	-

Net loss	$(424,420)	$(88,484)	$(1,308,208)	$(248,514)	$(2,000,476)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(88.48)	$(0.04)	$(248.51)

Weighted average common shares outstanding -
Basic and diluted	36,131,066	1,000	33,111,261	1,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Balance, July 13, 2005	-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	1,000	1	-	-	1

Net loss	-	-	-	(174,500)	(174,500)

Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)

Issuance of common stock for cash,
$0.001 per share	12,500,000	12,500	-	-	12,500

Issuance of common stock for cash,
$0.01 per share	7,800,000	7,800	70,200	-	78,000

Issuance of common stock for mineral
property options
$0.01 per share	1,050,000	1,050	9,450	-	10,500

Issuance of common stock for cash,
$0.10 per share	1,250,000	1,250	123,750	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.10 per share	1,800,000	1,800	178,200	-	180,000

Issuance of common stock in acquisition
of intellectual property and equipment
$0.10 per share	2,000,000	2,000	198,000	-	200,000

Net loss	-	-	-	(517,768)	(517,768)

Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)

Issuance of common stock for cash
and subscriptions received,
Reg. S - Private Placement,
$0.25 per share	2,482,326	2,482	618,100	-	620,582

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.25 per share	3,300,000	3,300	821,700	-	825,000

Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,163)	-	(63,194)

Net loss	-	-	-	(1,308,208)	(1,308,208)

Balance, January 31, 2008	46,152,252	$46,152	$1,942,237	$(2,000,476)	$(12,087)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Nine Months Ended		Through
	January 31, 2008	January 31, 2007	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,308,208)	$(248,514)	$(2,000,476)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	75,000	-	83,333
Changes in operating assets and liabilities:
Prepaid expenses	(10,605)	(6,500)	(27,105)
Loan receivables - related party	-	(12,000)	(4,500)
Refundable deposits	(5,500)	-	(5,500)
NVRM payable	(175,000)	-	102,683
Accounts payable	54,328	-	95,040
Accounts payable - related party	33,760	395	53,760

Net cash used in operating activities	(1,336,225)	(266,619)	(1,702,765)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(7,000)	-	(12,000)
Cash paid for other assets	-	-	(1,551)
Cash acquired on reverse merger	2,306	-	2,306
Purchase of fixed assets	(4,000)	-	(304,000)

Net cash used in investing activities	(8,694)	-	(315,245)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,445,582	78,000	1,841,082
Share subscriptions	(505,114)	-	-
Payments on long-term debt	(5,067)	-	5,250
Proceeds / (Payments) on borrowings	-	(41,000)	-
Proceeds / (Payments) on borrowings from related party	133,444	297,986	234,250

Net cash provided by financing activities	1,068,845	334,986	2,080,582

NET CHANGE IN CASH	(276,074)	68,367	62,572

CASH AT BEGINNING OF PERIOD	338,646	20,656	-

CASH AT END OF PERIOD	$62,572	$89,023	$62,572

SUPPLEMENTAL INFORMATION

Interest Paid	$2,086	$-	$2,681
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$10,500	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$(63,194)	$-	$(63,194)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

Going Concern - As of January 31, 2008, the Company incurred cumulative net losses of approximately $2,000,476 from operations and has negative working capital of $462,305. The Company is still in the exploration stage and has not commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

Prepaid expense – related party consists of advanced travel expenses to an officer of the Company in the amount of $13,257 and zero, as of January 31, 2008 and April 30, 2007, respectively.

3.	LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of the following:

	As of	As of
	January 31, 2008	April 30, 2007
Loan receivable due from an officer of
the Company, bearing no interest,
unsecured and due on demand.	$4,500	$4,500

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	January 31, 2008	April 30, 2007
Process, lab and office equipment	$304,000	$300,000
Less: accumulated depreciation	83,333	8,333
	$220,667	$291,667

5.	INTELLECTUAL PROPERTY

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

As of January 31, 2008 and April 30, 2007, mineral properties totaling $22,500 and $15,500, respectively, consist of twenty-five (25) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24)

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

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

As of January 31, 2008 and April 30, 2007, accounts payable – related party consisted of $33,760 and $20,000, respectively, due to officers of the Company for consulting fees, administration fees and reimbursable expenses.

8.	NVRM PAYABLE

As of January 31, 2008 and April 30, 2007, NVRM payable consists of $102,683 and $277,683 ($300,000 less $10,317 of debt assumed and a $12,000 receivable due to the Company), respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above.

9.	LOANS PAYABLE – RELATED PARTY

As of January 31, 2008 and April 30, 2007, loans payable to related parties of $0 and $9,250, respectively, consists of borrowings from an affiliate of the Company. The balances bear no interest, are unsecured and are due on demand.

10.	SHARE SUBSCRIPTIONS RECEIVED

As of January 31, 2008 and April 30, 2007, the Company had received subscriptions for zero and 2,020,456 shares of common stock for cash at $0.25 per share, aggregating zero and $505,114, respectively. See Note 13(h) below for additional disclosure.

11.	LONG-TERM DEBT

As of January 31, 2008 and April 30, 2007, long-term debt consists of $5,250 and $10,317, respectively. The long-term debt was assumed in the NVRM Agreement for the financing of a John Deere loader. The balance bears interest at 4.9% and is secured by the loader. The current portion of long-term debt at January 31, 2008 and April 30, 2007 is $5,250 and $5,509, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

12.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices and plant facility. Future minimum lease payments under the operating leases for the facilities as of January 31, 2008 are as follows:

Fiscal year ending April 30, 2008	$28,155
Fiscal year ending April 30, 2009	$64,530
Fiscal year ending April 30, 2010	$64,616
Thereafter	$10,822

13.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2008 and April 30, 2007, there were 46,152,252 and 26,401,000 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

14.	RELATED PARTY TRANSACTIONS

During the three month period ended January 31, 2008 and 2007, the Company incurred $45,000 and $60,000, respectively, in consulting fees expense from companies with a common director or officer. During the nine month period ended January 31, 2008 and 2007, the Company incurred $175,000 and $165,000, respectively, in consulting fees expense from companies with a common director or officer.

15.	SUBSEQUENT EVENT – 2008 STOCK INCENTIVE PLAN

Effective February 1, 2008, the Company’s Board of Directors adopted the 2008 Stock Incentive Plan (the "2008 Stock Incentive Plan"). The 2008 Stock Incentive Plan will allow the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 4,600,000 shares of the Company’s common stock are available for issuance under the 2008 Stock Incentive Plan. However, the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2008 Stock Incentive Plan will increase effective on the first day of each of the Company’s fiscal quarters by an amount equal to the lesser of: (a) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (b) such lesser number of shares of common stock as may be determined by the Company’s Board of Directors.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. The Plan has not been approved by the Company's stockholders. Non- qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

On February 1, 2008, the Company issued non-qualified stock options to purchase a total of 4,340,000 shares of common stock to various officers, directors and consultants of the Company pursuant to the 2008 Stock Incentive Plan. Each of the options was granted with an exercise price of $0.74 per share.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. We currently own a 100% undivided interest in a mineral claim known as Royal Blue (the “Royal Blue Claim”) comprised of one located claim of 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. Title to the Royal Blue Claim is held directly by us. As a result of our acquisition of Royal Mines Inc. (“Royal Inc.”) on October 5, 2007, we acquired an interest in the Piute Valley Lakebed Claims located in Clark County, Nevada. We also acquired a proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”). The lixiviation of minerals is the process of using chemicals to extract metals from mineral ore. Thiourea is a more environmentally friendly lixivant than cyanide or sulfuric acid, which have traditionally been used for this purpose.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since October 31, 2007, the end of our last fiscal quarter:

1.

Effective February 1, 2008, our Board of Directors adopted our 2008 Stock Incentive Plan (the "2008 Stock Incentive Plan"). The 2008 Stock Incentive Plan will allow us to grant certain options to our directors, officers, employees and eligible consultants. A total of 4,600,000 shares of our common stock are available for issuance under the 2008 Stock Incentive Plan. However, the maximum aggregate number of shares of our common stock that may be optioned and sold under the 2008 Stock Incentive Plan will increase effective on the first day of each of our fiscal quarters by an amount equal to the lesser of: (a) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (b) such lesser number of shares of common stock as may be determined by our Board of Directors.

2.

On February 1, 2008, we issued non-qualified stock options to purchase a total of 4,340,000 shares of common stock to various officers, directors and consultants pursuant to the 2008 Stock Incentive Plan. Each of the options was granted with an exercise price of $0.74 per share.

3.

Also on February 1, 2008, Jason S. Mitchell was appointed as our Chief Financial Officer and Treasurer. Dr. William Charles Tao resigned as our Chief Financial Officer and Treasurer to make room for the appointment of Mr. Mitchell. Dr. Tao continues to act as our Chief Executive Officer, President, and Secretary and as our sole member of our Board of Directors. There was no disagreement between Dr. Tao and us regarding any matter relating to our operations, policies or practices in connection with his resignation as Chief Financial Officer and Treasurer.

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

Lixiviation Technology

On April 2, 2007, Royal Inc. entered into a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. Under the terms of the Technology Agreement, Royal Inc. acquired a proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Technology (the “Facility”). As a result of our acquisition of Royal Inc., we acquired all of Royal Inc.’s interest and assumed all of its obligations under the Technology Agreement. As consideration for the Technology and the Facility, we are required to do the following:

(a)	pay to New Verde the sum of $300,000 for the purchase of the Technology and the Facility as follows:

	(i)	$175,000 on or before May 31, 2007 (which amount has been paid); and

	(ii)	the balance of $125,000, less any debt assumed and payables due to us, on or before January 31, 2008. As of the date of this Quarterly Report, this amount had not been paid to New Verde.

(b)	issue 2,000,000 shares to Mr. Gunnison for the Technology (which shares have been issued) and will be held by us and released to Mr. Gunnison as follows:

	(i)	500,000 shares on February 2, 2008;

	(ii)	500,000 shares on December 2, 2008;

	(iii)	500,000 shares on October 2, 2009; and

	(iv)	500,000 shares on August 1, 2010.

Concurrent with the acquisition of the Technology and the Facility, Royal Inc. entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as Royal Inc.’s Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, Royal Inc. agreed to pay Mr. Gunnison a salary of $120,000 per annum. As a result of our acquisition of Royal Inc., we have acquired Royal Inc.’s interest and assumed all of its obligations under the Employment Agreement.

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

PLAN OF OPERATION

Subject to obtaining a formal agreement to proceed with the processing of the tailings on the Iron King Property, our plan of operation for the next twelve months will involve proceeding with our exploration and development program of the Piute Valley Lakebed Claims. Although we still intend to proceed with our exploration program on the Royal Blue Claim, our principal focus in 2008 will be on the Piute Valley Lakebed Claims.

Royal Blue Claim

We have suspended our exploration program on our Royal Blue Claim as we intend to focus our resources on the exploration of our Piute Valley Lakebed Claims. Phase I of our exploration program was completed in June, 2006. The Phase I exploratory program consisted of trenching and sampling over known mineralized zones. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. We do not anticipate commencing Phase II of our exploration program until early 2009 as we have suspended our exploration program of the Royal Blue Claim. We anticipate that the second phase will consist of VLF-EM and soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which will define the structural trend to the extensions of the known mineral zones. As at January 31, 2008, we have expended $8,000 in connection with the exploration of the Royal Blue Claim and the preparation of the geological report.

The Piute Valley Lakebed Claims

Our plan of operation for the Piute Valley Lakebed Claims currently consists of a three phase exploration program to assess its potential to host gold and silver mineralization. The three phase exploration program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	Completed in January, 2008.
Phase III	Test diamond drilling of the prime targets.	$150,000	To be completed in second and third calendar quarter of 2008.
	Total Estimated Cost	$255,000

Our exploration program is intended to generate and prioritize target areas for implementation of our Lixiviation Technology.

Phase I Exploration Program

Work on Phase I of our exploration program was completed in October, 2007 and consisted of chain of custody surface exploration and a shallow drilling program to provide us with additional information on the mineralization, concentration efficacy, extraction efficiency, and processing economics of the 2,560 acres portion of the Piute Valley Lakebed Claims.

Phase II Exploration Program

Work on Phase II of our exploration program was completed in October, 2007. Phase II of our exploration program consisted of drilling at a depth of up to 100 meters. Our drilling program was conducted is a half-mile wide and extends two miles south of the area immediately south of the Quartette Mine. Phase II of our exploration program required the filing of a Notice of Drilling with the Bureau of Land Management.

During Phase II of our exploration program, we obtained nine one-pound samples and nine 200 pound samples from an area of 100 acres located immediately south of the Quartette Mine. The surface sample results were analyzed at our mineral processing laboratory in Arizona. We also drilled five rotary percussion holes at depths between 100 feet and 300 feet. Each 50 feet of drilling generated 200 pounds of cuttings for mineral processing.

The following results were received by us in connection with Phase II of our exploration program.

Sample Type	Average Au oz/t (g/t)	Average Ag oz/t (g/t)

9 x 1 lb. surface samples, leached	2.54 g/t	0.63 g/t
9 x 200 lb. surface samples screened to minus ¼”	1.9 g/t	1.5 g/t
5 drill holes – full depth	2.95 g/t	0.93 g/t
5 drill holes – top 100’	3.18 g/t	1.5 g/t

Phase III of our exploration will require the filing of a Notice of Drilling with the Federal Bureau of Land Management.

We have only recently commenced exploration of the Piute Valley Lakebed Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no commercially extractable mineral reserves may ever be found.

As of our nine months ended January 31, 2008, we had cash in the amount of $62,572. Accordingly, we do not have sufficient resources to meet the anticipated costs of completing our exploration program for the Piute Valley Lakebed Claims or anticipated administrative costs of operating our business for the next twelve months.

RESULTS OF OPERATIONS

The merger with Royal Inc. has been treated as a “reverse merger” for accounting purposes. As a result, Royal Inc. has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of Royal Inc. and not Royal Mines And Minerals Corp. (formerly Centrus Ventures Inc.).

The operations of Royal Mines And Minerals Corp. are included in the consolidated statement of operations from the effective date of the merger, October 5, 2007.

Third Quarter and Nine Months Summary

		Third Quarter Ended January 31					Nine Months Ended January 31
					Percentage					Percentage
					Increase /					Increase /
		2008		2007	(Decrease)		2008		2007	(Decrease)
Revenue	$	Nil	$	Nil	n/a	$	Nil	$	Nil	n/a
Expenses		(424,301)		(113,234)	274.7%		(1,310,674)		(273,264)	379.6%
Other Income		(119)		24,750	(100.5)%		2,466		24,750	(90.0)%
(Expenses)
Net Loss		$(424,420)		$(88,484)	379.7%		$(1,308,208)		$(248,514)	426.4%

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

Expenses

The major components of our expenses are outlined in the table below:

	Third Quarter Ended January 31			Nine Months Ended January 31
			Percentage			Percentage
	2008	2007	Increase /	2008	2007	Increase /
			(Decrease)			(Decrease)
Mineral exploration and	$201,991	$84,617	138.7%	$692,489	$206,082	236.0%
evaluation expenses
General and	197,310	28,617	589.5%	543,185	67,182	708.5%
administrative
Depreciation and	25,000	-	n/a	75,000	-	n/a
amortization
Total Expenses	$424,301	$113,234	274.7%	$1,310,674	$273,264	379.6%

The increase in our total expenses for the quarter ended January 31, 2008 was primarily due to: (i) the increase in the amounts spent on legal, accounting and consulting fees associated with meeting our ongoing filing obligations under the Exchange Act; (ii) an increase in the costs of operating the Facility; and (iii) an increase in travel and entertainment expenses associated with our efforts towards raising additional sources of capital and implementing our plan of operation.

Mineral exploration and evaluation expenses represent amounts spent on the Piute Valley Lakebed Claims and the costs of operating the Facility.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Piute Valley Lakebed Claims and the Royal Blue Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2008	At April 30, 2007	Increase / (Decrease)
Current Assets	$94,177	$359,646	(73.8)%
Current Liabilities	(556,482)	(949,823)	(41.4)%
Working Capital (Deficit)	$(462,305)	$(590,177)	(21.7)%

Cash Flows
	Nine Months Ended January 31
	2008	2007
Net Cash Used In Operating Activities	$(1,336,225)	$(266,619)
Net Cash Used In Investing Activities	(8,694)	-
Net Cash From Financing Activities	1,068,845	334,986
Net Increase (Decrease) In Cash During Period	$(276,074)	$68,367

As at January 31, 2008 we had a working capital deficit of $462,305 as compared to a working capital deficit of $590,177 as of our year ended April 30, 2007.

Since our inception, we have used equity financings to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation. See “Future Financing”, below.

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

CRITICAL ACCOUNTING POLICIES

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended January 31, 2008.

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

We will need to obtain additional financing in order to complete our full business plan. As at January 31, 2008, we had cash of $62,572. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our Royal Blue Claim and the Piute Valley Lakebed Claims. If the actual costs are significantly greater than anticipated or if we proceed with our exploration and development programs beyond what we currently have planned for the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

To date, our primary business activities have involved the acquisition of mineral claims and the exploration and development on these claims. As of January 31, 2008, we have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

As noted in the financial statements for the period ended January 31, 2008, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp (5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger among Royal Mines Acquisition Corp. and Centrus Ventures Inc.(5)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)

Exhibit
Number	Description of Exhibits
10.4	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.13	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.14	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.15	Restatement and Amendment to lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.16	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.17	Residential Lease Agreement of La Cienega Office.(5)
10.18	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines.(5)
10.19	2008 Stock Incentive Plan.(6)
10.20	Non-Qualified Stock Option Agreement between Royal Mines And Minerals Corp. and William C. Tao.(6)
10.21	Non-Qualified Stock Option Agreement between Royal Mines And Minerals Corp. and Jason Mitchell.(6)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 14, 2008	By:	/s/ William Charles Tao
WILLIAM CHARLES TAO
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	March 15, 2008	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)