Form 10-K
period 2008-04-30
ROYAL MINES & MINERALS CORP
filed 2008-08-13
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52391

ROYAL MINES AND MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4178322
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 112, 2580 Anthem Village Dr.
Henderson, NV 89052	89052
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 588-5973

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $42,305,740 based on a price of $1.17, being the average of the closing bid and ask price for the registrant’s common stock as quoted on the OTC Bulletin Board on October 31, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 28, 2008, the registrant had 46,152,252 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2008

TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp., unless otherwise indicated.

All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

Overview

We were incorporated on December 14, 2005 under the laws of the State of Nevada. On June 8, 2007, we completed a 3-for-1 split of our common stock. As a result of the stock split, our authorized capital of common stock was increased from 100,000,000 shares, with a par value of $0.001 per share, to 300,000,000 shares of common stock, with a par value of $0.001 per share. Our authorized capital also includes 100,000,000 shares of preferred stock, with a par value of $0.001 per share, of which none are issued and outstanding.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Effective on October 5, 2007, we completed the acquisition of Royal Mines Inc. (“RMI”), a company engaged in the acquisition and exploration of mineral properties. As a result of our acquisition of RMI, we acquired an interest in the Piute Valley Lakebed Claims described below. In addition, we also acquired an interest in a proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Pilot Production Facility”). The lixiviation of minerals is the process of using chemicals to extract metals from mineral ore. Thiourea is a more environmentally friendly lixiviant than cyanide or sulfuric acid, which have traditionally been used for this purpose.

The acquisition of RMI was completed by way of a “triangular merger” pursuant to the provisions of an Agreement and Plan of Merger dated September 24, 2007 (the “First Merger Agreement”) among the Company, Royal Mines Acquisition Corp. (“Acquisition Sub”), our wholly owned subsidiary, RMI and Kevin B. Epp, our former sole executive officer and director. On October 5, 2007, under the terms of the First Merger Agreement, RMI was merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation (the “First Merger”).

Effective on October 6, 2007, we completed a second merger whereby Acquisition Sub was merged with and into the Company, with the Company continuing as the surviving corporation (the “Second Merger”). As part of the Second Merger, we changed our name from “Centrus Ventures Inc.” to “Royal Mines And Minerals Corp.” (the “Name Change”). Other than the Name Change, no amendments were made to our Articles of Incorporation.

Under the terms and conditions of the First Merger Agreement, each share of RMI’s common stock issued and outstanding immediately prior to the completion of the First Merger was converted into one share of our common stock. As a result, we issued a total of 32,183,326 shares of our common stock to former stockholders of RMI. In addition, Mr. Epp surrendered 23,500,000 shares of our common stock for cancellation in consideration of payment by us of $0.001 per share for an aggregate consideration of $23,500. As a result, upon completion of the First Merger, the former stockholders of RMI affected a change of control in the Company.

In addition to our interest in the Piute Valley Lakebed Claims, we also own a 100% undivided interest in a mineral claim known as Royal Blue (the “Royal Blue Claim”) comprised of one located claim of 20 acres located on the Yellow Pine Mining District, Clark County, Nevada. Our interest in the Royal Blue Claim will lapse effective September 1, 2008 unless we complete work and make filings before that date.

Recent Corporate Developments

The following corporate developments occurred since our third fiscal quarter ended January 31, 2008:

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

4.	On May 28, 2008, we increased the size of our Board of Directors from one to two members and appointed Jason S. Mitchell to fill the vacancy on the Board.

5.	On June 25, 2008, we increased the size of our Board of Directors from two to three members and appointed K. Ian Matheson to fill the vacancy on the Board.

6.	Also on June 25, 2008, we appointed Logan B. Anderson as our Vice President – Finance.

The Piute Valley Lakebed Claims

The Piute Valley Lakebed Claims is a potential gold project consisting of the options to 12 mineral claims, covering approximately 1,920 acres, located in Clark County, Nevada. We had originally acquired the options to 24 mineral claims covering of 3,840 acres. However, it came to our attention that eight of the original mineral claims have been segregated by the Bureau of Land Management and our interest in four additional mineral claims may conflict with prior rights.

We acquired our interest in the Piute Valley Lakebed Claims upon completing our acquisition of RMI. As a result of our acquisition of RMI, we acquired all of RMI’s interest and assumed all of its obligations under its option agreements (the “Option Agreements”) with certain optionors (the “Optionors”). Under the terms of the Option Agreements, we have the option to acquire a 7/8th undivided interest in the Piute Valley Lakebed Claims. Under the Option Agreements, in order to maintain and exercise our option, we are required to issue the following consideration:

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

In addition, the Piute Valley Lakebed Claims include a patented mineral claim consisting of 20.61 acres. The patented mineral claim is described as follows:

  Parcel APN# 250-02-401-002 designated “Jupiter Lode”, US Patent Survey #2166.

  “Enterprise Millsite” US Patent #2518, SMD.

  Clark County Assessor Description PT SW4 SEC 02 29 63, designated 20.61 total acres.

As a result of our acquisition of RMI, we acquired all of RMI’s interest and assumed all of its obligations under a Restatement and Amendment to Lease Agreement dated April 12, 2007 (the “Lease Agreement”) among Erline Y. Smith, Trustee, Erline Y. Smith Trust and Lawana Hooper (collectively referred to as the “Lessors”) and RMI. Under the terms of the Lease Agreement, we were granted the right to explore, and if proved feasible, develop the patented mineral claim. These rights were granted as a lease for a term of 20 years. As consideration for the lease of the patented mineral claim, we are required to do the following:

(a)	pay $5,000 to the Lessors upon execution of the Lease Agreement (which amount has been paid);

(b)

pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the patented mineral claim. As of the date of this Annual Report, we had paid the annual rental fee until August 2009; and

(c)

pay an annual royalty equal to five percent of “net smelting profit” from production. Net smelting profit is defined as the net profit derived from the sale of metals and minerals produced from the claims.

Lixiviation Technology

On April 2, 2007, RMI entered into a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. Under the terms of the Technology Agreement, RMI acquired a proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “Lixiviation Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Pilot Production Facility”). As a result of our acquisition of RMI, we acquired all of RMI’s interest and assumed all of its obligations under the Technology Agreement. As consideration for the Lixiviation Technology and the Facility, we are required to do the following:

(a)	pay to New Verde the sum of $300,000 for the purchase of the Lixiviation Technology and the Phoenix Pilot Production Facility as follows:

	(i)	$175,000 on or before May 31, 2007 (which amount has been paid); and

	(ii)	the balance of $125,000, less any debt assumed and payables due to us, on or before January 31, 2008. As of the date of this Annual Report, this amount had not been paid to New Verde.

(b)	issue 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology (which shares have been issued) and were to be held by us and released to Mr. Gunnison as follows:

	(i)	500,000 shares on February 2, 2008;

	(ii)	500,000 shares on December 2, 2008;

(iii)	500,000 shares on October 2, 2009; and

(iv)	500,000 shares on August 1, 2010.

In consideration of the delay in our payments to Mr. Gunnison, we have released all of the shares out of escrow to Mr. Gunnison.

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Pilot Production Facility, RMI entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as RMI’s Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, RMI agreed to pay Mr. Gunnison a salary of $120,000 per annum. As a result of our acquisition of RMI, we have acquired RMI’s interest and assumed all of its obligations under the Employment Agreement. As of the date of this Annual Report, we are two months in arrears of Mr. Gunnison’s salary.

Phoenix Pilot Facility

Our Phoenix Pilot Production Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 50 tons of head ore per day. During the fiscal year ending April 30, 2008, we completed our applied research and development and pilot-scale testing of a proprietary mineral processing concept called Mechano-Chemical In-Situ Mill Leaching (“MCISML”). The MCISML processing methodology is a part of our intellectual property incorporated into our mineral processing and production flow sheet, from which our philosophy is to operate with zero emission and zero discharge.

ESMP - Environmental Sustainable Mineral Processing

The concept of Environmental Sustainable Mineral Processing (“ESMP”) involves the development of a modular, turn-key, commercial-scale processing flow sheet in which:

1)	The hydrometallurgical extraction of the precious and base metals is performed with leach chemicals that are regenerative and recyclable in order to minimize discharge and emission.

2)

The incorporation of unit operations such as milling and attrition with those of leach extraction in order to accelerate the time scale of vat leaching, especially for ores involving mineralogy in which the metals are encapsulated.

3)	The treatment of spent tailings in a manner that allows for final disposition without environmental liability.

We have developed several intellectual properties associated with ESMP and will be filing the associated claims and patent applications. We have filed for trademark for the term ESMP – Environmental Sustainable Mineral Processing.

Regenerative Thiourea Leaching

We have developed a simple process to preserve the thiourea molecule from irreversible breakdown during the lixiviation of precious metals, thereby reducing the consumption of thiourea and allowing for the recycling of the leach solution in a continuous leach extraction process. Utilizing three (3) proprietary chemicals, we are able to prevent the irreversible breakdown of formamidine, an intermediate product of the thiourea lixiviation process, to the cyanamide and elemental sulfur. In so doing, we are shifting the equilibrium of the thiourea chemistry to that of the reversible reaction between thiourea and formamidine, which minimizes the oxidation of thiourea. The apparent activation energy for the extraction of gold and silver was smaller than that of the reaction rate of thiourea consumption by ferric iron within the ores. Continuous leaching may be accomplished even after the thiourea leaching solution was preserved for several months. The gold recovery at 288 K was greater than that at higher temperatures, when the ore undergoes a simple pretreatment period. This is because the concentration of thiourea was decreased by the oxidation at higher temperatures, while the thiourea was not consumed by ferric ion at 288 K. It is considered that the lower temperature operation is preferable when the leaching solution is regenerated and recycled.

One of the main advantages of using thiourea to lixiviate precious metals is the high rate of gold dissolution. The leaching rate can be four to five times faster than cyanidation. This could be an important aspect for processing ore containing coarse gold particles. The faster leaching time will reduce the investment for a new processing plant. The regenerative thiourea leaching can be adapted to varying plant and ore conditions; whereas, the leaching conditions of the cyanide process can only be modified within a narrow range.

The economics of gold leaching with thiourea are principally determined by thiourea consumption, which is related to thiourea and oxidant concentrations, pH and the solution redox potential. Thiourea concentrations between 5 to 50 g/l have been used in our pilot testing, with thiourea consumptions of <1 kg/t ore projected for optimized thiourea leaching systems based on our regenerative protocols.

Another advantage of using thiourea is that sulphuric acid has little effect on sulphidic copper minerals, which dissolve almost completely in cyanide solutions.

Mechano-Chemical In-Situ Mill Leaching (MCISML)

The economic extraction of precious metals from certain mineral resources may require the development of a processing flow sheet in which the milling and attrition components are designed to fracture and crack the minerals to create pathways for the leaching solution to penetrate into. We incorporated the Regenerative Thiourea Leaching directly into a commercial vibratory-drum grinding mill, which is manufactured by a US OEM with a successful track record in applying the mechanical grinding equipment for large-scale grinding of materials in many mining and industrial sectors.

We have employed the vibratory-drum grinding mill at our Phoenix Pilot Production Facility, which can grind and leach up to 50 MT per day. The vibratory-drum grinding mill was able to fracture and grind the alluvial ore from the Piute Valley Lakebed Claim. On the other hand, ball and rod mills or autogenous grinding proved inefficient in grinding the alluvial ore.

In optimizing the solids loading of our ores for the vibratory-drum grinding mill, we recognized that we can easily incorporate the leach liquor as the carrier fluid for wet grinding, hence the mechano-chemical in-situ mill leaching concept (MCISML). We discovered that the fracturing and stress cracking mechanism lends well to simultaneous leaching of the embedded metals, because the increased stress fractures in the mineral and crystalline matrix opened pathways directly to the metal surfaces; this is probably due to thermal impedance mismatched between metals and inorganic materials during the solutioning and crystallization formation mechanism.

The vibratory-drum grinding mill contains a special insert to accommodate the leach chemicals. We have used sodium cyanide, sodium thiosulfate, thiourea, and sulfuric acid-oxidant as lixiviants. As such, we have formed an exclusive strategic partnership, in which our Phoenix Pilot Production Facility serves as a demonstration site for OEM’s customers.

The technical and economical advantages of the MCISML processing concept are associated with both robust equipment design and high efficiency in chemical leaching. The largest unit manufactured has a chamber diameter of 1.83 m and length of 5.48 m and supports a throughput capacity of 15 to 18 MT of ore per hour. The actual ore throughput will be part of the design parameter set for optimization of the alluvial ore from the Piute Valley Lakebed Claims.

We have found that the vibratory-drum grinding mill provides exceptional grinding performance and energy savings. A sub-resonant two mass drive and spring system alternately stores and releases energy to effect continuous vibratory motion of the grind chamber. Once in motion, energy is only needed to move the grinding media, composed of right cylindrical ceramic pieces, as a fluid mass, and to overcome frictional losses.

The tumbling action of the grinding media results from forces that are applied at various points on the drum shell by the two mass drive and spring system. Media rotates transversely to the centerline of the grind chamber, and consequently, stroke pressure is increased as the media is conveyed to the drive and spring side. The bottom of the grind mass is actually lifted off the inner liner surface, trapping the larger particles of ore in the impact zone; similar to autogenous grind mechanism but on a more local particle-to-particle scale. Acting as a fluid mass, the media allows the larger particles to quickly pass to the liner surface and the area of highest impact pressure. As the ore rotates with the media, it is constantly exposed to new impact surfaces.

Licensing of Intellectual Properties

Within the fiscal year ending April 30, 2008, we have completed a process demonstration of our Lixiviation Technology for the extraction of precious and base metals obtained from the recycling of electronic circuit boards. We have entered into negotiations to license our Lixiviation Technology to an independent third-party involved with the fractionation of recycled electronic components in the United States.

Compliance with Government Regulation

Our activities are subject to extensive federal, state, and local regulations in the United States. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Piute Valley Lakebed Claims, the extent of which cannot be predicted. Our Piute Valley Lakebed Claims are largely comprised of unpatented mining claims located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the Piute Valley Lakebed Claims must be carried out in accordance with a permit issued by the Bureau of Land Management.

Other regulatory requirements monitor the following:

(a)	Explosives and explosives handling.
(b)	Use and occupancy of site structures associated with mining.
(c)	Hazardous materials and waste disposal.
(d)	State Historic site preservation.
(e)	Archaeological and paleontological finds associated with mining.
(f)	Wildlife preservation.

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

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark. We intend to seek patents with respect to the Lixiviation Technology we acquired under the Technology Agreement, and we are in the process of filing for a trademark for our Environmental Sustainable Mineral Processing methodology - ESMP

Research and Development Expenditures

During our fiscal year ended April 30, 2008, we spent approximately $815,022 on research and development costs. In fiscal 2007, we spent approximately $438,371 on research and development costs.

Employees

Other than our executive officers and directors, we do not have any employees at the time of this Annual Report.

ITEM 1A.	RISK FACTORS.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs on the Piute Valley Lakebed Claims.

We recorded a net loss of $5,245,838 during the year ended April 30, 2008 and had cash on hand of $9,794 as at April 30, 2008. Our plan of operation calls for significant expenses in connection with the exploration of our Piute Valley Lakebed Claims. Accordingly, if we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors had previously approved an offering of 15,000,000 Units at $1.00 per Unit. However, we were unable to complete the sale of any units under this offering. Accordingly, the Board of Directors is currently seeking to arrange a private placement to fund our operations at a price which reflects the current market price of our common stock. However, there is no assurance that we will be able to complete the sale of all of the securities under a new private placement offering. Even if we complete the sale of all of the securities offered under a new private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

In order to maintain our rights to the Piute Valley Lakebed Claims, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on those properties.

In order to maintain our rights to the Piute Valley Lakebed Claims, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Piute Valley Lakebed Claims. A failure by us to meet the annual maintenance requirements under federal and state laws could result in the loss of our rights to the Piute Valley Lakebed Claims.

Because we are an exploration stage company, we face a high risk of business failure.

To date, our primary business activities have involved the acquisition of mineral claims and the exploration and development on these claims. As of April 30, 2008, we have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

As noted in the financial statements for the period ended April 30, 2008, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

If our applications for permits from the relevant regulatory bodies are denied, we may not be able to proceed with our exploration and development programs as disclosed above, which could have a negative effect on our business.

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

ITEM 2.	PROPERTIES.

Our principal office is at 2580 Anthem Village Dr. #112, Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $630 per month. We are currently renting on a month to month basis, but have entered into a lease agreement commencing on November 1, 2007 and expiring on April 30, 2008. Since April 30, 2008, we have continued to rent these premises on a month-to-month basis.

We also rent premises located at 8005 La Cienega, Las Vegas, NV 89123, consisting of approximately 3,600 square feet, for use as office space, laboratory space and storage space, at a cost of $1,800 per month. We entered into a lease with respect to these premises which commenced in April 2006 and expires on May 30, 2008. Since May 30, 2008, we have continued to rent these premises on a month-to-month basis.

In addition, we currently lease our Phoenix Pilot Production Facility located at 2344 North 33rd Avenue, Maricopa, Arizona. The Phoenix Pilot Production Facility is leased pursuant to a Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and RMI. The Phoenix Pilot Production Facility consists of an industrial building of approximately 9,809 square feet located on approximately 24,559 square feet of land. This lease agreement expires on June 30, 2010.

THE PIUTE VALLEY LAKEBED CLAIMS

Location, Climate, Infrastructure and Access

The Piute Valley Lakebed Claims consist of 1,920 acres of lakebed exploration project, with underlying hard rock potential, located about 50 miles south of Las Vegas. The 1,920 acres are divided into two contiguous parcels, the first 640 acres are located within Section 14, Range 63E, Township 29S, the second 1,280 acres are located within Sections 7, 18, 19, Range 64E, Township 29S in the Searchlight and Quartette Mining Districts of Clark County, Nevada.

Access is by vehicle from Las Vegas on Highway 95 to Searchlight, Nevada then by secondary roads southward to the 640 acres and southeastward to the 1,280 acres. The area is typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Geology

The Piute Valley claims contain extensive sedimentary deposits, a part of an extensive basin filled with unconsolidated detritus and bounded by outcropping Miocene volcanic and intrusive rocks. Previous geologic work conducted from interpretation of satellite infrared imagery indicates the claims are overlaying a major east-west Fracture Zone as wide as 5-8 miles. Historically, gold mined from the area was produced principally from quartz-sulphide-hematite veins trending in the same east-west direction.

Metallurgy and Mineralogy

The Piute Valley Lakebed Claims in Nevada have a complex mineralogy that requires a technical extension of conventional fire assay methods to identify the precious metals of gold, silver and platinum group metals, and unique and proprietary leaching and separation methods to extract the precious metals. The gold particles occur as micron clusters in a highly refractory aluminum silicate matrix that arrested the growth of the gold clusters and prevents their rapid solutioning, whether in high temperature molten flux used in fire assay (aluminum silicates melt at temperatures higher than conventional fire assay temperatures) or in chemical digestion (cyanidation does not attack the aluminum silicate coating). We have developed the necessary technology to “assay” the existence of the gold clusters and a process to extract, separate and purify any precious metals.

History of Exploration

During 2007, we initiated a sampling program on the Piute Valley Lakebed Claim to analyze the efficacy of conventional fire assay methodology for determining the grade of precious metals in samples from the property.

  January 2007 – 20 surface samples randomly collected from Section 2 Range 63E Township 29S were analyzed for Au at our Phoenix Pilot-Production Facility. The samples were collected from excavating 3-5 feet from the surface, screened to -1/4”, further milled to 200 mesh, fire assayed, and separated into 1000 g (~2 lb) bench leaching. We completed this Phase I study on the precious metals recoverable composition of the Piute Valley lakebed samples, and found high statistical variance in the results from the fire assay of 15 g (1/2 assay ton) and 30 g (full assay ton) samples. The 1000 g bench leaching, however, demonstrated consistent extraction results using our Lixivation Technology.

  February to July 2007 – We initiated a 6 month large-scale sampling program, Phase II study, designed to explore the precious metal values throughout the 1,280 acre position of the Piute Valley Lakebed Claims. Three 5 ton sampling efforts were conducted, each consisting of excavating 5-10 feet from the surface, screened to -1/4”, further milled to 350 mesh, fire assayed, and separated into 1000 g (~2 lb) bench leaching, 100 kg batch leaching, and 2000 kg pilot-scale leaching. We completed this Phase II study and our results demonstrated consistent, scalable extraction economics from the 1000 g bench leaching, 100 kg batch leaching, and 2000 kg pilot-scale leaching. The gold grade of the head ore, calculated from the gold produced from the batch and pilot-scale leaching consistently yielded values at 4.65 g/t (~0.15 oz/ton) and higher.

  August 2007 – We initiated a Phase III study involving the centrifugal (gravity) and flotation concentration of the Piute Valley Lakebed Claims.

Current State of Exploration of Piute Valley Lakebed Claims

Our current state of exploration involves a three phase exploration program to be undertaken on the 640 and 1,280 acres Piute Valley Lakebed Claims to assess its potential to host gold and silver mineralization. The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	Completed in January, 2008.
Phase III	Test diamond drilling of the prime targets for 20 acres production.	$250,000	To be completed in fourth calendar quarter of 2008 and first calendar quarter of 2009.
	Total Estimated Cost	$355,000

Our exploration program is intended to generate and prioritize target areas for implementation of our Regenerative Thiourea Lixiviation Technology. It has come to our attention that eight of our original mineral claims have been segregated by the Bureau of Land Management. A substantial portion of our previous exploration work on the Piute Valley Lakebed Claims was conducted on these invalid claims. However, we believe that the mineralization is homogenous throughout the Piute Valley and accordingly the results should be valid for the remaining claims.

Phase I Exploration Program

Work on Phase I of our exploration program was completed in October, 2007 and consisted of chain of custody surface exploration and a shallow drilling program to provide us with additional information on the mineralization, concentration efficacy, extraction efficiency, and processing economics of the former 2,560 acres portion of the Piute Valley Lakebed Claims.

Phase II Exploration Program

Work on Phase II of our exploration program was completed in October, 2007. Phase II of our exploration program consisted of drilling at a depth of up to 100 meters and was conducted in an area a half-mile wide that extended two miles south of the area immediately south of the Quartette Mine. Phase II of our exploration program did not require the filing of Notice of Drilling with the Bureau of Land Management.

During Phase II of our exploration program, we obtained nine one-pound samples and nine 200 pound samples from an area of 100 acres located immediately south of the Quartette Mine. The surface sample results were analyzed at our mineral processing laboratory in Arizona. We also drilled five rotary percussion holes at depths between 30 meters and 100 meters. Each 15 meters of drilling generated 200 pounds of cuttings for mineral processing.

The following results were received by us in connection with Phase II of our exploration program.

Sample Type	Average Au oz/t (g/t)	Average Ag oz/t (g/t)
9 x 1 lb. surface samples, leached	2.54 g/t	0.63 g/t
9 x 200 lb. surface samples screened to minus ¼”	1.9 g/t	1.5 g/t
5 drill holes – full depth	2.95 g/t	0.93 g/t
5 drill holes – top 30 meters	3.18 g/t	1.5 g/t

Depending on our prioritization of areas within the former 2,560 acres portion of the Piute Valley Lakebed claims, the implementation of Phase III of our exploration may require the filing of a Notice of Drilling with the Federal Bureau of Land Management. The completion of the Phase III portion of our current exploration program will depend on obtaining sufficient funds for the drilling and mineral analysis.

Within the fiscal year ending April 30, 2008, we completed a pilot-scale processing study of the alluvial ore obtained from the Phase II portion of the exploration program. This processing study involved the gravity and floatation concentration of the head ore performed by Met-Solve Laboratories Inc in Burnaby, British Columbia, and the application of MCISML processing for the extraction of the precious metals. We will be optimizing the design of the gravity-floatation portion of the flow sheet for incorporation into the front-end of the MCISML processing concept.

We have only recently commenced exploration of the Piute Valley Lakebed Claims and this exploration are currently in the preliminary stages. Our planned exploration program is exploratory in nature and no commercially extractable mineral reserves may ever be found.

THE ROYAL BLUE CLAIM

We currently own a 100% interest in the Royal Blue Claim, located on the Yellow Pine Mining District, Clark County, Nevada. Our interest in the Royal Blue Claim will lapse effective September 1, 2008 unless we complete work and make filings before that date.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended April 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CVNE” on March 29, 2007. As a result of a three-for-one forward split of our issued and outstanding common stock, the symbol under which our shares traded on the OTC Bulletin Board changed from “CVNE” to “CTUV” effective June 8, 2007. Effective October 8, 2007, our symbol changed from “CTUV” to “RYMM” in connection with our change of name from “Centrus Ventures Inc.” to “Royal Mines And Minerals Corp.”

The high and the low bid prices for our shares since March 29, 2007 as reported by the OTC Bulletin Board were:

Quarter Ended	High	Low
April 30, 2007	n/a	n/a
July 31, 2007	$1.46	$1.01
October 31, 2007(1)	$1.49	$1.05
January 31, 2008	$1.90	$0.51
April 30, 2008	$1.30	$0.51

Notes:
(1)	Includes only the high and low bid prices for the period from August 1, 2007 to September 28, 2007 as reported by the OTC Bulletin Board.

The above quotations have been adjusted to reflect our three-for-one forward split, effective June 8, 2007. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 28, 2008, there were 102 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2008 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Piute Valley Lakebed Claims

Our current plan of operation for the Piute Valley Lakebed Claims consists of:

1)

Completing Phase III of our exploration program in order to assess the optimal area for placing 20 acres of our leased mineral claim into production. The anticipated cost of Phase III of our exploration will be $250,000.

2)	Designing and implementing the MCISML processing flow sheet for the 20 acres production target using the Lixiviation Technology.

3)	Exploring strategic partnerships for the exploration of the additional Piute Valley Lakebed claims.

As of April 30, 2008, we had cash in the amount of $9,794. Accordingly, we do not have sufficient resources to meet the anticipated costs of completing our plan of operation of our Piute Valley Lakebed Claims or anticipated administrative costs of operating our business for the next twelve months. In order to complete our plan of operation of the Piute Valley Lakebed Claims, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurances.

Royal Blue Claim

We have suspended our exploration program on our Royal Blue Claim as we intend to focus our resources on the exploration of our Piute Valley Lakebed Claims. Phase I of our exploration program was completed in June, 2006. The Phase I exploratory program consisted of trenching and sampling over known mineralized zones. Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. We do not anticipate commencing Phase II of our exploration program until early 2009 as we have suspended our exploration program of the Royal Blue Claim. We anticipate that the second phase will consist of soil geochemical surveys, sampling and geological mapping of the veins within anomalous zones, which will define the structural trend to the extensions of the known mineral zones. As at April 30, 2008, we have expended $8,000 in connection with the exploration of the Royal Blue Claim and the preparation of the geological report. Our interest in the Royal Blue Claim will lapse effective September 1, 2008 unless we complete work and make filings before that date.

RESULTS OF OPERATIONS

The merger with RMI has been treated as a “reverse merger” for accounting purposes. As a result, RMI has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of RMI and not Royal Mines And Minerals Corp. (formerly Centrus Ventures Inc.). The operations of Royal Mines And Minerals Corp. are included in the consolidated statement of operations from the effective date of the merger, October 5, 2007.

Summary of Year End Results

	Year Ended April 30,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(5,245,838)	(611,469)	757.9%
Other Items	(10,606)	93,701	(111.3)%
Net Loss	$(5,256,444)	$(517,768)	915.2%

Revenues

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

Expenses

The major components of our expenses for the year are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2008	April 30, 2007	(Decrease)
Mineral exploration and evaluation	$815,022	$438,371	85.9%
expenses
General and administrative	4,330,816	164,765	2,528.5%
Depreciation and amortization	100,000	8,333	1,100.0%
Total Expenses	$5,245,838	$611,469	757.9%

The increase in our total expenses for the year ended April 30, 2008 was primarily due to: (i) $3,583,702 of stock based expenses as a result of the issuance of stock options under our 2008 Stock Option Plan; (ii) the increase in the amounts spent on legal, accounting and consulting fees associated with meeting our ongoing filing obligations under the Exchange Act; (iii) an increase in the costs of operating the Facility; and (iv) an increase in travel and entertainment expenses associated with our efforts towards raising additional sources of capital and implementing our plan of operation.

Mineral exploration and evaluation expenses represent amounts spent on the Piute Valley Lakebed Claims and the costs of operating the Facility.

We anticipate that our operating expenses will continue to increase significantly as we pursue our exploration and development programs for the Piute Valley Lakebed Claims and the Royal Blue Claim.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2008	2007
Net Cash used in Operating Activities	$(1,593,118)	$(191,646)
Net Cash used in Investing Activities	(13,194)	(305,000)
Net Cash from Financing Activities	1,277,460	814,636
Net Increase (Decrease) in Cash During Period	$(328,852)	$317,990

Working Capital
			Percentage
	At April 30, 2008	At April 30, 2007	Increase / (Decrease)
Current Assets	$13,642	$359,646	(96.2)%
Current Liabilities	(818,431)	(949,823)	(13.8)%
Working Capital Surplus	$(804,789)	$(590,177)	36.4%

As at April 30, 2008 we had a working capital deficit of $804,789 as compared to a working capital deficit of $590,177 as at our year ended April 30, 2007.

Since our inception, we have raised money for our operations and for our property acquisitions from the sale of our common stock and related party loans. We have not attained profitable operations and are dependent upon obtaining additional financing to pursue our plan of operation.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors had previously approved an offering of 15,000,000 Units at $1.00 per Unit. However, we were unable to complete the sale of any units under this offering. Accordingly, the Board of Directors is currently seeking to arrange a private placement to fund our operations at a price which reflects the current market price of our common stock. However, there is no assurance that we will be able to complete the sale of all of the securities under a new private placement offering. Even if we complete the sale of all of the securities offered under a new private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified a certain accounting policy, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our audited financial statements included in this Annual Report.

Mineral Rights – We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents the fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs – Mineral exploration costs are expensed as incurred.

ITEM 8.	FINANCIAL STATEMENTS AND SUPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended April 30, 2008 and 2007, including:

	a.	Balance Sheets at April 30, 2008 and April 30, 2007;

	b.	Statements of Operations for the year ended April 30, 2008, for the year ended April 30, 2007 and for the period from July 13, 2005 (date of Inception) to April 30, 2008;

	c.	Statement of Stockholders’ Equity (Deficit) for the period from July 13, 2005 (date of inception) to April 30, 2008; and

	d.	Statements of Cash Flows for the period from July 13, 2005 (date of Inception) to April 30, 2008, for the year ended April 30, 2008 and for the year ended April 30, 2007;

	e.	Notes to the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royal Mines and Minerals Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period July 13, 2005 (date of inception) to April 30, 2008. These financial statements are the responsibility of Royal Mines and Minerals Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2008 and April 30, 2007, and the results of its operations and cash flows for the years then ended, and for the period July 13, 2005 (date of inception) to April 30, 2008, in conformity with accounting principles generally accepted in The United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sarna & Company
Sarna & Company,
Certified Public Accountants
Westlake Village, California
August 11, 2008

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET

	As of	As of
	April 30, 2008	April 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$9,794	$338,646
Prepaid expense	3,848	16,500
Loans receivable - related party (Note 2)	-	4,500
Total current assets	13,642	359,646

Property and equipment, net (Note 3)	200,167	291,667
Intellectual property (Note 4)	200,000	200,000
Mineral properties (Note 5)	22,500	15,500
Other assets	5,500	1,551
Total non-current assets	428,167	508,718

Total assets	$441,809	$868,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$127,310	$40,711
Accounts payable - related party (Note 6)	69,308	20,000
NVRM payable (Note 7)	102,683	277,683
Loans payable (Note 8)	515,289	100,806
Share subscriptions received (Note 9)	-	505,114
Current portion of long-term debt (Note 10)	3,841	5,509
Total current liabilities	818,431	949,823

Long-term debt (Note 10)	-	4,808

Total liabilities	818,431	954,631

Commitments and contingencies (Note 11)

Stockholders' equity (deficit) (Note 12 and 13)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 46,152,252 and 26,401,000 shares,
respectively, issued and outstanding	46,152	26,401
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	5,525,938	579,600
Accumulated deficit during development stage	(5,948,712)	(692,268)
Total stockholders' equity (deficit)	(376,622)	(86,267)

Total liabilities and stockholders' equity (deficit)	$441,809	$868,364

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	April 30, 2008	April 30, 2007	April 30, 2008

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	815,022	438,371	1,374,951
General and administrative (Note 13)	4,330,816	164,765	4,548,342
Depreciation and amortization (Note 3)	100,000	8,333	108,333

Total operating expenses	5,245,838	611,469	6,031,626

Loss from operations	(5,245,838)	(611,469)	(6,031,626)

Other income (expense):
Other income	-	94,115	94,115
Interest income	4,551	-	4,551
Interest expense	(15,157)	(414)	(15,752)

Total other income (expense)	(10,606)	93,701	82,914

Loss from operations before provision for income taxes	(5,256,444)	(517,768)	(5,948,712)

Income tax benefit	-	-	-

Net loss	$(5,256,444)	$(517,768)	$(5,948,712)

Loss per common share - basic and diluted:
Net loss	$(0.13)	$(0.06)

Weighted average common shares outstanding -
Basic and diluted	39,632,276	8,586,852

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Balance, July 13, 2005	-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	1,000	1	-	-	1

Net loss	-	-	-	(174,500)	(174,500)

Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)

Issuance of common stock for cash,
$0.001 per share	12,500,000	12,500	-	-	12,500

Issuance of common stock for cash,
$0.01 per share	7,800,000	7,800	70,200	-	78,000

Issuance of common stock for mineral
property options
$0.01 per share	1,050,000	1,050	9,450	-	10,500

Issuance of common stock for cash,
$0.10 per share	1,250,000	1,250	123,750	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.10 per share	1,800,000	1,800	178,200	-	180,000

Issuance of common stock in acquisition
of intellectual property and equipment
$0.10 per share	2,000,000	2,000	198,000	-	200,000

Net loss	-	-	-	(517,768)	(517,768)

Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)

Issuance of common stock for cash
and subscriptions received,
Reg. S - Private Placement,
$0.25 per share	2,482,326	2,482	618,100	-	620,582

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.25 per share	3,300,000	3,300	821,700	-	825,000

Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)

Issuance of stock options for 4,340,000 shares
of common stock to three officers and five
consultants. (Note 14)	-	-	3,583,702	-	3,583,702

Net loss	-	-	-	(5,256,444)	(5,256,444)

Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	April 30, 2008	April 30, 2007	April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,256,444)	$(517,768)	$(5,948,712)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	100,000	8,333	108,333
Stock based expenses (Note 13)	3,583,702	-	3,583,702
Changes in operating assets and liabilities:
Other current assets	17,152	(20,605)	(3,848)
Other assets	(5,500)	-	(5,500)
Accounts payable and accrued liabilities	(81,336)	318,394	235,508
Accounts payable - related party	49,308	20,000	69,308

Net cash used in operating activities	(1,593,118)	(191,646)	(1,961,209)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(7,000)	(5,000)	(12,000)
Cash acquired on reverse merger	2,306	-	2,306
Purchase of fixed assets	(8,500)	(300,000)	(308,500)

Net cash used in investing activities	(13,194)	(305,000)	(318,194)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,445,581	395,500	1,841,081
Share subscriptions	(505,114)	505,114	-
Proceeds / (Payments) on long-term debt	(6,476)	10,317	3,841
Proceeds / (Payments) on borrowings	343,469	(96,295)	444,275

Net cash provided by financing activities	1,277,460	814,636	2,289,197

NET CHANGE IN CASH	(328,852)	317,990	9,794

CASH AT BEGINNING OF PERIOD	338,646	20,656	-

CASH AT END OF PERIOD	$9,794	$338,646	$9,794

SUPPLEMENTAL INFORMATION

Interest Paid	$2,144	$-	$2,740
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$200,000	$200,000
Acquisition of mineral property for stock	$-	$10,500	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$(63,194)	$-	$(63,194)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

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

Under the terms and conditions of the First Merger Agreement, each share of Royal Mines’ common stock issued and outstanding immediately prior to the completion of the First Merger was converted into one share of Centrus’ common stock. As a result, a total of 32,183,326 shares of Centrus common stock were issued to former stockholders of Royal Mines. In addition, Mr. Epp surrendered 23,500,000 shares of Centrus common stock for cancellation in consideration of payment by Centrus of $0.001 per share for an aggregate consideration of $23,500. As a result, upon completion of the First Merger, the former stockholders of Royal Mines owned approximately 69.7% of the issued and outstanding common stock.

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

Going Concern - As of April 30, 2008, the Company incurred cumulative net losses of approximately $5,948,712 from operations and has negative working capital of $804,789. The Company is still in the exploration stage and has not commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company’s strategic plan. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Mineral Property Rights – The Company capitalizes acquisition and option costs of mineral property rights in accordance with Emerging Issues Task Force (EITF) abstract 04-02. The amount capitalized represents the fair value at the time the mineral rights are acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs – Mineral exploration costs are expensed as incurred.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of acquired mineral property rights in accordance with EITF 04-03, “Mining Assets: Impairment and Business Combinations,” using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, cash flows and fair values are individually evaluated based primarily on recent exploration results.

Various factors could impact the Company’s ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

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

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 4,340,000 and zero on April 30, 2008 and April 30, 2007, respectively

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provision of FIN 48 on April 30, 2007, which did not have any impact on the financial statements.

Reclassification - Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation, with no effect on previously reported net loss.

Expenses of Offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-Based Compensation – On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after April 30, 2006.

New Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning May 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB SFAS No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 effective for the fiscal year ending April 30, 2007. Adoption of this statement had no impact on the Company’s financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and liabilities be initially measured at fair value. Further, SFAS No 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. Moreover, SFAS No. 156 requires additional disclosures and separate balance sheet

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

presentation of the carrying amounts of servicing assets and liabilities that are subsequently measured at fair value. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. Adoption of this statement had no impact on the Company’s financial position or results of operations.

2.	LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of the following:

		As of	As of
		April 30, 2008	April 30, 2007
Loan receivable due from an officer of
the Company, bearing no interest,
unsecured and due on demand.	$	- 0 -	$4,500

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2008	April 30, 2007
Process, lab and office equipment	$308,500	$300,000
Less: accumulated depreciation	108,334	8,333
	$195,666	$291,667

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The cash payment was/will be paid as follows: (i) $175,000 on or before May 31, 2007; and (ii) the balance of $125,000, less any debt assumed and payables due to the Company, on or before July 31, 2008. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000.

5.	MINERAL PROPERTIES

As of April 30, 2008 and 2007, mineral properties totaling $22,500 and $15,500, respectively, consist of twenty-five (25) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

5.	MINERAL PROPERTIES (continued)

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

6.	ACCOUNTS PAYABLE - RELATED PARTY

As of April 30, 2008 and 2007, accounts payable – related party consisted of $69,308 and $20,000, respectively, due to directors and officers of the Company for consulting fees, administration fees and reimbursable expenses.

7.	NVRM PAYABLE

As of April 30, 2008 and April 30, 2007, NVRM payable consists of $102,683 and $277,683 ($300,000 less $10,317 of debt assumed and a $12,000 receivable due to the Company), respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above.

8.	LOANS PAYABLE

As of April 30, 2008 and 2007, loans payable of $515,289 and $100,806, respectively, consists of borrowings from two affiliates (5% or greater beneficial owners) of the Company. The balances bear 10% interest, are unsecured and are due on demand.

9.	SHARE SUBSCRIPTIONS RECEIVED

As of April 30, 2008 and 2007, the Company had received subscriptions for zero and 2,020,456 shares of common stock for cash at $0.25 per share, aggregating zero and $505,114, respectively. See Note 13(h) below for additional disclosure.

10.	LONG-TERM DEBT

As of April 30, 2008 and 2007, long-term debt consists of $3,841 and $10,317, respectively. The long-term debt was assumed in the NVRM Agreement for the financing of a John Deere loader. The balance bears interest at 4.9% and is secured by the loader. The current portion of long-term debt at April 30, 2008 and 2007 is $3,841 and $5,509, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of April 30, 2008 are as follows:

Fiscal year ending April 30, 2009	$64,530
Fiscal year ending April 30, 2010	$64,616
Thereafter	$10,822

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

12.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2008 and 2007, there were 46,152,252 and 26,401,000 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

	j)	On October 5, 2007, the Company issued 13,968,926 shares of common stock in the reverse acquisition of Centrus Ventures Inc.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

13.	2008 STOCK INCENTIVE PLAN

Effective February 1, 2008, the Company’s Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan"). The 2008 Plan will allow the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 4,600,000 shares of the Company’s common stock are available for issuance under the 2008 Plan. However, the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2008 Plan will increase effective on the first day of each of the Company’s fiscal quarters by an amount equal to the lesser of: (a) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (b) such lesser number of shares of common stock as may be determined by the Company’s Board of Directors.

The 2008 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. The Plan has not been approved by the Company's stockholders. Non- qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

The 2008 Plan provides that the exercise price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 75% of the fair market value of the stock at the date of the grant. The maximum term of an option shall be established for that option by the Board of Directors or, if not so established, shall be ten years from the grant date. Options granted under the 2008 Plan become exercisable and expire as determined by the Board of Directors.

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 31, 2010.

Expenses for the years ended April 30, 2008 and 2007 related to granting of stock options were $3,583,702 and zero, respectively, and are included in general and administrative expense. For the year ended April 30, 2008, the Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

14.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2008 and 2007, the Company incurred $416,500 and $210,000, respectively, in consulting fees expense from companies with a common director or officer.

15.	INCOME TAXES

At April 30, 2008 and 2007, the Company had a federal operating loss carryforward of $1,743,446 and $144,169, respectively, which expires through 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at April 30,:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$610,206	$50,459
Stock-based compensation	1,254,296	--

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008

Deferred tax liabilities:
Depreciation and amortization	(2,212)	--
Net deferred tax assets:	$1,862,290	$50,459

Less: Valuation Allowance	(1,862,290)	(50,459)
	$--	$--

The valuation allowance for deferred tax assets as of April 30, 2008 and 2007 was $1,862,290 and $50,459, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2008 and 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the years ended April 30, 2008 and 2007 is as follows:

	2008	2007
Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 6, 2007, as a result of our acquisition of RMI, we engaged Sarna & Company, Certified Public Accountants (“Sarna”), the independent accountants of our accounting successor, as our principal independent accountants. In addition, on October 9, 2007, we received the resignation of Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford”), as our independent accountants. Telford resigned as our independent auditors because it withdrew its registration with the public Company Accountability Oversight Board and can no longer audit U.S. issuers. The Board of Directors, by written resolution, approved the engagement of Sarna, the accounting successor, and accepted the resignation of Telford.

Telford’s reports on our financial statements for the fiscal years ended April 30, 2007 and April 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements between the Company and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

The Company has received a letter from Telford which provides that Telford is in agreement with the disclosure made by the Company regarding Telford.

ITEM 9AT.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that all internal control systems, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an assessment, with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on its assessment, management concluded that its internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that its disclosure controls and procedures, nor its internal control over financial reporting, will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives and our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable, but not absolute, assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to the costs.

Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. Inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time the degree of compliance with the policies or procedures may deteriorate or the controls may become inadequate due to changes in conditions.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions
William Charles Tao	49	Chief Executive Officer, President, Secretary and Director
Jason S. Mitchell	38	Chief Financial Officer, Treasurer and Director
Logan B. Anderson	54	Vice President – Finance
K. Ian Matheson	67	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

William Charles Tao has been a director and our Chief Executive Officer, President and Secretary since October 5, 2007. From October 5, 2007 to February 1, 2008, Dr. Tao served as our Chief Financial Officer and Treasurer. Dr. Tao obtained his Ph.D. in Chemical Engineering and Chemical Physics from Stanford University. Since 1989, Dr. Tao has acted in such capacities as consultant, managing director, officer, and other management roles in many different fields, including natural resources, capital financing, international trade, and chemical engineering. Dr. Tao has published more than 30 publications in his area of expertise to date. From July 10, 2006 to June 16, 2008, Dr. Tao was a member of the board of directors of Royalite Petroleum Company Inc. (OTCBB), an oil and gas exploration company.

Jason S. Mitchell was appointed our Chief Financial Officer and Treasurer on February 1, 2008 and was appointed as a member of our Board of Directors on May 28, 2008. Mr. Mitchell has been our Chief Financial Officer and Treasurer since February 1, 2008. Mr. Mitchell is a Certified Public Accountant, who has, since April, 2005, been a commercial real estate agent and self-employed financial consultant, providing consulting services and preparing financial statements for numerous companies. From October 1998 to October 2004, Mr. Mitchell was the corporate controller, principal accounting officer, vice president and manager of merger and acquisitions for USI Holdings Corporation, a Nasdaq listed insurance brokerage firm where Mr. Mitchell oversaw all financial reporting responsibilities, prepared SEC annual and quarterly filings and assisted in its October 2002 initial public offering.

Logan B. Anderson was appointed our Vice President – Finance on June 25, 2008. Mr. Anderson is a graduate of Otago University, New Zealand, with a Bachelor's Degree of Commerce in Accounting and Economics (1977). He is an Associated Chartered Accountant (New Zealand) and was employed by Coopers & Lybrand in New Zealand (1977-1980) and Canada (1980-1982). From 1982 to 1992, Mr. Anderson was comptroller of Cohart Management Group, Inc., a management service company which was responsible for the management of a number of private and public companies. Mr. Anderson has been principal and president of Amteck Financial Services Company, a financial consulting service company since 1993. Mr. Anderson has been an officer and director of a number of private and public companies in the past 12 years, including PLC Systems, Inc. and 3D-Systems Inc. Mr. Anderson has also served as an officer or director of several publicly traded companies including Royalite Petroleum Company Inc. (OTCBB) and XLR Medical Corp. (OTC PinkSheets).

K. Ian Matheson was appointed a member of our Board of Directors on June 25, 2008. Mr. Matheson earned a Bachelor of Commerce degree from the University of British Columbia in 1963. In 1964 and 1965 he attended McGill University in Montreal, Quebec where he earned a degree as a Chartered Accountant at the Quebec Institute of Chartered Accountants. He was admitted into the British Columbia Institute of Chartered Accountants in 1965. From 1965 to 1967 he worked as a Chartered Accountant with Coopers and Lybrand in Vancouver, BC. He is presently a member of the British Columbia Institute of Chartered Accountants and the Canadian Institute of Chartered Accountants. Mr. Matheson was a member of the board of directors of Searchlight Minerals Corp. (OTCBB) from February 10, 2005 to February 16, 2007. Mr. Matheson has also been a director and officer of numerous private companies that have been involved in the research and development of precious metals in the southern Nevada area.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors does not maintain a separately-designated standing audit committee. As a result, all of our directors act as our audit committee. Jason S. Mitchell, our Chief Financial Officer, meets the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our executive officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, filed on July 30, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended April 30, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
William C. Tao CEO, President, Secretary and Director	None	None	None
Jason M. Mitchell CFO and Director	None	None	None

Kevin B. Epp Former CEO, CFO, President, Secretary and Treasurer	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended April 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
William C. Tao(1) CEO, President, Secretary & Director	2008 2007	$140,000 $40,000	$0 $0	$0 $0	$1,238,550 $0	$0 $0	$0 $0	$0 $0	$1,375,000 $40,000
Jason S. Mitchell(2) CFO, Treasurer & Director	2008 2007	$124,000 $10,800	$0 $0	$0 $0	$1,651,400 $0	$0 $0	$0 $0	$0 $0	$1,775,400 $10,500
Logan B. Anderson(3) VP - Finance	2008 2007	$0 $0	$0 $0	$0 $0	$289,008 $0	$0 $0	$0 $0	$0 $0	$289,008 $0
K. Ian Matheson(4) Director	2008 2007	$60,000 $60,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$60,000 $60,000
Kevin B. Epp(5) Former CEO, Former CFO, Former President, Former Secretary, Former Treasurer & Former Director	2008 2007	$14,000 $33,600	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$14,000 $33,600

(1)

Dr. Tao was appointed as a director and our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on October 5, 2007. The amounts paid to Dr. Tao during the fiscal year ended April 30, 2007 were paid by RMI to WCT & Associates, a company controlled by Dr. Tao. Since January 1, 2007, RMI has paid WCT & Associates $15,000 per month for consulting services provided by Dr. Tao pursuant to a verbal agreement. As of April 30, 2008, we owed WCT & Associates $15,000 for consulting services provided by Dr. Tao.

(2)

Mr. Mitchell was appointed as our Chief Financial Officer on February 1, 2008 and as a director on May 28, 2008. The amounts paid to Mr. Mitchell during our fiscal year ended April 30, 2007 were paid by RMI. Pursuant to a verbal agreement, we have agreed to pay Mr. Mitchell $12,000 per month for consulting services. As of April 30, 2008, we owed Mr. Mitchell $12,000 for consulting services.

(3)	Subsequent to the year ended April 30, 2008, Mr. Anderson was appointed as our VP - Finance on June 25, 2008.
(4)

Mr. Matheson was appointed to our Board of Directors on June 25, 2008. Pursuant to a verbal agreement, we agreed to pay Pass Minerals Inc., a company controlled by Mr. Matheson, $5,000 per month for consulting services provided by Mr. Matheson. As of April 30, 2008, we owed Pass Minerals Inc. $25,000 for consulting services provided by Mr. Matheson.

(5)

Mr. Epp was our sole director and sole executive officer since our inception to October 5, 2007. From February, 2006 to October, 2007, we paid to Mr. Epp a management fee of $2,800 per month pursuant to a verbal agreement. The agreement was on a month-to-month basis with no formal contract.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of April 30, 2008:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
William C. Tao(2) CEO, President, Secretary & Director	1,500,000	--	--	$0.74	January 31, 2010
Jason S. Mitchell(3) CFO, Treasurer & Director	2,000,000	--	--	$0.74	January 31, 2010
Logan B. Anderson(4) VP - Finance	350,000	--	--	$0.74	January 31, 2010

EMPLOYMENT CONTRACTS

WCT & Associates, a company controlled by Dr. Tao, is paid pursuant to a verbal consulting agreement. Under the terms of the agreement, we have agreed to pay WCT & Associates $15,000 per month on a month-to-month basis for Dr. Tao acting as our Chief Executive Officer, President and Secretary.

Jason Mitchell, our Chief Financial Officer, Treasurer and a Director, is paid pursuant to a verbal consulting agreement. Under the terms of the agreement, we have agreed to pay Mr. Mitchell $12,000 per month on a month-to-month basis for providing consulting services to us.

Pass Minerals Inc., a company controlled by Mr. Matheson, is paid pursuant to a verbal consulting agreement. Under the terms of the agreement, we have agreed to pay Pass Minerals Inc. $5,000 per month on a month-to-month basis for Mr. Matheson providing us with consulting services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	4,340,000	$0.74	260,000

2008 Stock Incentive Plan

On February 1, 2008, we established our 2008 Stock Option Plan (the “2008 Plan”). The purpose of the 2008 Plan is to advance the interests of our company and our stockholders by strengthening our ability to attract, retain and motivate key corporate personnel who contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The 2008 Plan is administered by our Board of Directors or, if designated by the Board of Directors, by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the 2008 Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options under the 2008 Plan, provided that they render bona fide services that are not in connection with the offer and sale of the Company's securities in a capital-raising transaction and that they do not directly or indirectly promote or maintain a market for the Company's securities.

Upon its adoption, the maximum number of shares of our common stock with respect to which options or rights could be granted under the 2008 Plan was 4,600,000 shares. The 2008 Plan contains provisions that allow for increases in the number of shares of our common stock that may be the subject of options granted under the 2008 Plan. Each fiscal quarter, commencing May 1, 2008, the total number of shares that may be optioned and sold under the Plan may increase by an amount equal to the lesser of:

(a)	10% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or

(b)	such lesser number of shares as may be determined by our directors.

Options granted under the 2008 Plan are non-transferable, other than by will or the laws of descent and distribution.

The Plan terminates on February 1, 2018, unless sooner terminated by action of the Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2008 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 28, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	William Charles Tao CEO, President, Secretary & Director	6,062,500 (direct)(2)	12.7%
Common Stock	Jason S. Mitchell CFO, Treasurer & Director	2,400,000 (direct) (3)	4.98%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
Common Stock	Logan B. Anderson VP-Finance	350,000 (direct)(4)	0.77%
Common Stock	K. Ian Matheson Director	5,431,000 (direct & indirect)(5)	11.8%
Common Stock	All Officers and Directors as a Group (4 persons)	14,243,500	28.5%
5% SHAREHOLDERS
Common Stock	William Charles Tao CEO, President, Secretary, & Director 3135 Villa Marbella Circle Reno, NV 89509	6,062,500 (direct)	12.7%
Common Stock	K. Ian Matheson Director 2215 Lucerne Circle Henderson, NV 89014	5,431,000 (direct)	11.8%
Common Stock	Harold C. Moll Box 866, Georgetown Grand Cayman, BWI	3,750,000 (direct)	8.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 28, 2008. As of July 28, 2008, there were 46,152,252 shares of our common stock issued and outstanding.

(2)	The number of shares listed as beneficially owned by Dr. Tao consists of 4,562,500 shares of common stock and options to purchase 1,500,000 shares of common stock exercisable at $0.74 per share.

(3)	The number of shares listed as beneficially owned by Mr. Mitchell consists of 400,000 shares of common stock and options to purchase 2,000,000 shares of common stock exercisable at $0.74 per share.

(4)	The number of shares listed as beneficially owned by Mr. Anderson consists of options to purchase 350,000 shares of common stock exercisable at $0.74 per share.

(5)	The number of shares listed as beneficially owned by Mr. Matheson consists of 5,251,000 shares held directly by Mr. Matheson and 180,000 shares held by Mr. Matheson, in trust.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

From February, 2006 to October, 2007, we paid to Mr. Epp a management fee of $2,800 per month pursuant to a verbal agreement. The agreement was on a month-to-month basis with no formal contract.

On October 5, 2007, under the terms of the First Merger Agreement, Mr. Epp surrendered 23,500,000 shares of our common stock for cancellation in consideration of payment by us of $0.001 per share for an aggregate consideration of $23,500.

Since January 1, 2007, RMI has paid WCT & Associates, a company controlled by our Chief Executive Officer and a member of the Board of Directors, William Charles Tao, $15,000 per month for consulting services provided by Dr. Tao pursuant to a verbal agreement. On October 5, 2007, under the terms of the First Merger Agreement, we exchanged 4,562,500 shares of RMI owned by Dr. Tao for 4,562,000 shares of our common stock.

From October 1, 2005 to April 30, 2006, RMI paid Pass Minerals Inc., a company controlled by K. Ian Matheson, a member of our Board of Directors and a beneficial holder of more than 5% of our issued and outstanding shares, $8,000 per month for consulting services provided by Mr. Matheson pursuant to a verbal agreement. From May 1, 2006 to September 30, 2007, RMI paid Pass Minerals Inc. $5,000 per month for consulting services provided by Mr. Matheson pursuant to a verbal agreement. On October 5, 2007, under the terms of the First Merger Agreement, we exchanged 5,431,000 shares of RMI owned by K. Ian Matheson, a member of our Board of Directors and a beneficial holder of more than 5% of our issued and outstanding shares, for 5,431,000 shares of our common stock. As of April 30, 2008, we were indebted to Mr. Matheson for principal amounts totaling $300,025. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Interest accrued during the year ended April 30, 2008 in the amount of $6,020.

On October 5, 2007, under the terms of the First Merger Agreement, we exchanged 1,150,000 shares of RMI owned by Debra L. Matheson, the wife of Mr. Matheson, for 1,150,000 shares of our common stock.

On October 5, 2007, under the terms of the First Merger Agreement, we exchanged 3,750,000 shares of RMI owned by Harold Moll, a beneficial holder of more than 5% of our issued and outstanding shares, for 3,750,000 shares of our common stock. As of April 30, 2008, we were indebted to Mr. Moll for principal amounts totaling $202,250. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Interest accrued during the year ended April 30, 2008 in the amount of $6,993.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Matheson is our only member of our Board who is not an executive officer or employee. As such, Mr. Matheson is our sole independent director.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended April 30, 2008 and April 30, 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended April 30, 2008		Year Ended April 30, 2007

Audit Fees		$27,700		$18,370
Audit-Related Fees	$	NIL	$	NIL
Tax Fees	$	NIL	$	NIL
All Other Fees	$	NIL	$	NIL

Total		$27,700		$18,370

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger among Royal Mines Acquisition Corp. and Centrus Ventures Inc.(5)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal

Exhibit
Number	Description of Exhibits
Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.13	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.14	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.15	Restatement and Amendment to lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.16	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.17	Residential Lease Agreement of La Cienega Office.(5)
10.18	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines.(5)
10.19	2008 Stock Incentive Plan.(6)
10.20	Non-Qualified Stock Option Agreement between Royal Mines And Minerals Corp. and William C. Tao.(6)
10.21	Non-Qualified Stock Option Agreement between Royal Mines And Minerals Corp. and Jason Mitchell.(6)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	August 12, 2008	By:	/s/ William C. Tao
WILLIAM C. TAO
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 13, 2008	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 12, 2008	By:	/s/ William C. Tao
WILLIAM C. TAO
Director

Date:	August 13, 2008	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	August 13, 2008	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director