Form 10-Q
period 2008-07-31
ROYAL MINES & MINERALS CORP
filed 2008-09-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52391

ROYAL MINES AND MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4178322
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 112, 2580 Anthem Village Dr.
Henderson, NV	89052
(Address of principal executive offices)	(Zip code)

(702) 588-5973
(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 8, 2008, the Registrant had 46,352,252 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	July 31, 2008	April 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$9,555	$9,794
Prepaid expense	3,848	3,848
Total current assets	13,403	13,642

Property and equipment, net (Note 2)	175,167	200,167
Intellectual property (Note 3)	200,000	200,000
Mineral properties (Note 4)	22,500	22,500
Other assets	5,500	5,500
Total non-current assets	403,167	428,167

Total assets	$416,570	$441,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$145,639	$127,310
Accounts payable - related party (Note 5)	125,801	69,308
NVRM payable (Note 6)	102,683	102,683
Loans payable (Note 7)	609,128	515,289
Share subscriptions received (Note 8)	100,000	-
Current portion of long-term debt (Note 9)	2,416	3,841
Total current liabilities	1,085,667	818,431

Long-term debt (Note 9)	-	-

Total liabilities	1,085,667	818,431

Commitments and contingencies (Note 10)

Stockholders' equity (deficit) (Note 11 and 12)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 46,152,252 and 26,401,000 shares,
respectively, issued and outstanding	46,152	46,152
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	5,525,938	5,525,938
Accumulated deficit during development stage	(6,241,187)	(5,948,712)
Total stockholders' equity (deficit)	(669,097)	(376,622)

Total liabilities and stockholders' equity (deficit)	$416,570	$441,809

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Three Months Ended		Through
	July 31, 2008	July 31, 2007	July 31, 2008

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	136,903	273,684	1,511,854
General and administrative (Note 12)	116,704	213,488	4,665,045
Depreciation and amortization (Note 2)	25,000	25,000	133,333

Total operating expenses	278,607	512,172	6,310,232

Loss from operations	(278,607)	(512,172)	(6,310,232)

Other income (expense):
Other income	-	-	94,115
Interest income	-	2,792	4,551
Interest expense	(13,868)	(1,858)	(29,621)

Total other income (expense)	(13,868)	934	69,045

Loss from operations before provision for income taxes	(292,475)	(511,238)	(6,241,187)

Income tax benefit	-	-	-

Net loss	$(292,475)	$(511,238)	$(6,241,187)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	46,152,252	30,091,455

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Balance, July 13, 2005	-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	1,000	1	-	-	1

Net loss	-	-	-	(174,500)	(174,500)

Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)

Issuance of common stock for cash,
$0.001 per share	12,500,000	12,500	-	-	12,500

Issuance of common stock for cash,
$0.01 per share	7,800,000	7,800	70,200	-	78,000

Issuance of common stock for mineral
property options
$0.01 per share	1,050,000	1,050	9,450	-	10,500

Issuance of common stock for cash,
$0.10 per share	1,250,000	1,250	123,750	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.10 per share	1,800,000	1,800	178,200	-	180,000

Issuance of common stock in acquisition
of intellectual property and equipment
$0.10 per share	2,000,000	2,000	198,000	-	200,000

Net loss	-	-	-	(517,768)	(517,768)

Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)

Issuance of common stock for cash
and subscriptions received,
Reg. S - Private Placement,
$0.25 per share	2,482,326	2,482	618,100	-	620,582

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.25 per share	3,300,000	3,300	821,700	-	825,000

Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)

Issuance of stock options for 4,340,000 shares
of common stock to three officers and five
consultants. (Note 14)	-	-	3,583,702	-	3,583,702

Net loss	-	-	-	(5,256,444)	(5,256,444)

Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)

Net loss	-	-	-	(292,475)	(292,475)

Balance, July 31, 2008	46,152,252	46,152	5,525,938	(6,241,187)	(669,097)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Three Months Ended		Through
	July 31, 2008	July 31, 2007	July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,475)	$(511,238)	$(6,241,187)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	25,000	25,000	133,333
Stock based expenses (Note 13)	-	-	3,583,702
Changes in operating assets and liabilities:
Other current assets	-	(13,227)	(3,848)
Other assets	-	(5,500)	(5,500)
Accounts payable and accrued liabilities	32,157	(171,369)	267,664
Accounts payable - related party	56,493	27,324	125,801

Net cash used in operating activities	(178,825)	(649,010)	(2,140,035)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(12,000)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	-	(308,500)

Net cash used in investing activities	-	-	(318,194)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	940,467	1,841,081
Share subscriptions	100,000	-	100,000
Proceeds / (Payments) on long-term debt	(1,426)	(1,847)	2,416
Proceeds / (Payments) on borrowings	80,012	(88,855)	524,287

Net cash provided by financing activities	178,586	849,765	2,467,784

NET CHANGE IN CASH	(239)	200,755	9,555

CASH AT BEGINNING OF PERIOD	9,794	338,647	-

CASH AT END OF PERIOD	$9,555	$539,402	$9,555

SUPPLEMENTAL INFORMATION

Interest Paid	$42	$1,858	$2,782
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,194)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Going Concern - As of July 31, 2008, the Company incurred cumulative net losses of approximately $6,241,187 from operations and has negative working capital of $1,072,264. The Company is still in the exploration stage and has not commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company’s strategic plan. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair value of the Company’s financial instruments approximate their fair value.

Revenue Recognition – Revenues are recognized during the period in which they are received. Costs and expenses are recognized during the period in which they are incurred.

Research and Development - All research and development expenditures during the period have been charged to operations.

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 4,340,000 and zero on July 31, 2008 and July 31, 2007, respectively

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more- likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB SFAS No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and liabilities be initially measured at fair value. Further, SFAS No 156 permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. Moreover, SFAS No. 156 requires additional disclosures and separate balance sheet presentation of the carrying amounts of servicing assets and liabilities that are subsequently measured at fair value. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2008	April 30, 2008
Process, lab and office equipment	$308,500	$308,500
Less: accumulated depreciation	133,333	108,333
	$175,167	$200,167

3.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The cash payment was/will be paid as follows: (i) $175,000 on or before May 31, 2007; and (ii) the balance of $125,000, less any debt assumed and payables due to the Company, on or before September 30, 2008. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000.

4.	MINERAL PROPERTIES

As of July 31, 2008 and April 30, 2008, mineral properties totaling $22,500 and $22,500, respectively, consist of twenty-five (25) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement and the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement. Each of the twenty-four mining claims is comprised of 160 acres. The transaction was valued at an agreed upon price of $10,500. Renewal fees of $3,000 on the twenty-four (24) mining claims will be capitalized annually.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.	ACCOUNTS PAYABLE - RELATED PARTY

As of July 31, 2008 and April 30, 2008, accounts payable – related party consisted of $125,801 and $69,308, respectively, due to directors and officers of the Company for consulting fees, administration fees and reimbursable expenses.

6.	NVRM PAYABLE

As of July 31, 2008 and April 30, 2008, NVRM payable consists of $102,683 and $102,683 ($125,000 less $10,317 of debt assumed and a $12,000 receivable due to the Company), respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above.

7.	LOANS PAYABLE

As of July 31, 2008 and April 30, 2008, loans payable of $609,128 and $515,289, respectively, consists of borrowings from one director and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand.

8.	SHARE SUBSCRIPTIONS RECEIVED

As of July 31, 2008 and April 30, 2008, the Company had received subscriptions for 200,000 and zero shares of common stock for cash at $0.50 per share, aggregating $100,000 and zero, respectively.

9.	LONG-TERM DEBT

As of July 31, 2008 and April 30, 2008, long-term debt consists of $2,416 and $3,841, respectively. The long- term debt was assumed in the NVRM Agreement for the financing of a John Deere loader. The balance bears interest at 4.9% and is secured by the loader. The current portion of long-term debt at July 31, 2008 and April 30, 2008 is $2,416 and $3,841, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of July 31, 2008 are as follows:

Fiscal year ending April 30, 2009	$54,671
Fiscal year ending April 30, 2010	$64,616
Thereafter	$10,822

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2008 and 2007, there were 46,152,252 and 26,401,000 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

	a)	On March 16, 2006, the Company issued 1,000 shares of common stock to one individual for cash at $0.001 per share.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11.	STOCKHOLDERS’ EQUITY (continued)

	b)	On November 30, 2006, the Company issued 12,500,000 shares of common stock to three individuals for cash at $0.001 per share.

	c)	On December 29, 2006, the Company issued 7,800,000 shares of common stock for cash at $0.01 per share.

	d)	On January 10, 2007, the Company issued 1,050,000 shares of common stock for the purchase of 7/8ths interest in 24 minerals claims at $0.01 per share.

	e)	On February 28, 2007, the Company issued 1,250,000 shares of common stock to three individuals for cash at $0.10 per share.

	f)	On March 31, 2007, the Company issued 1,800,000 shares of common stock to four individuals for cash at $0.10 per share.

	g)	On April 2, 2007, the Company issued 2,000,000 shares of common stock to one individual, in connection with the NVRM Agreement, for the purchase of intellectual property and equipment.

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

	j)	On October 5, 2007, the Company issued 13,968,926 shares of common stock in the reverse acquisition of Centrus Ventures Inc.

12.	2008 STOCK INCENTIVE PLAN

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12.	2008 STOCK INCENTIVE PLAN (continued)

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

From the date of inception through July 31, 2008, compensation expense related to the granting of stock options was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant. There was no expense incurred related to the granting of stock options for the three months ended July 31, 2008 or 2007.

13.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2008 and 2007, the Company incurred $96,000 and $84,000, respectively, in consulting fees expense from companies with a common director or officer.

14.	INCOME TAXES

At July 31, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $2,064,600 and $655,400, respectively, which expires through 2028.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Overview

We were incorporated on December 14, 2005 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Effective on October 5, 2007, we completed the acquisition of Royal Mines Inc. (“RMI”), a company engaged in the acquisition and exploration of mineral properties. As a result of our acquisition of RMI, we acquired an interest in the Piute Valley Lakebed Claims, which are described in more detail below. In addition, we also acquired an interest in a proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Pilot Production Facility”). The lixiviation of minerals is the process of using chemicals to extract metals from mineral ore. Thiourea is a more environmentally friendly lixiviant than cyanide or sulfuric acid, which have traditionally been used for this purpose.

Effective September 2, 2008, our interest in our mineral claim located in the Yellow Pine Mining District, Clark County that we called the “Royal Blue Claim” lapsed. We allowed our Royal Blue Claim to lapse in order to focus our resources on the exploration and development of our Piute Valley Lakebed Claims.

Recent Corporate Developments

The following corporate developments occurred since our fiscal year ended April 30, 2008:

1.	On May 28, 2008, we increased the size of our Board of Directors from one to two members and appointed Jason S. Mitchell to fill the vacancy on the Board.

2.	On June 25, 2008, we increased the size of our Board of Directors from two to three members and appointed K. Ian Matheson to fill the vacancy on the Board.

3.

Also on June 25, 2008, we appointed Logan B. Anderson as our Vice President – Finance. On September 11, 2008, Mr. Anderson resigned as our Vice President – Finance. Mr. Andersons’ resignation was not due to any disagreements relating to our operations, policies or practices.

4.

On September 3, 2008, we completed a private placement of 200,000 Units at $0.50 per Unit for total proceeds of $100,000 to one investor. Each Unit is comprised of one share of our common stock and one-half share purchase warrant with each whole warrant entitling the holder to purchase on additional share of our common stock at a price of $0.75 per share for a period ending September 2, 2010. This private placement was completed pursuant to the provisions of

Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US Person as defined in Regulation S and has provided representations indicating it was acquiring our securities for investment purposes.

The Piute Valley Lakebed Claims

The Piute Valley Lakebed Claims is a potential gold project consisting of the options to 12 mineral claims, covering approximately 1,920 acres, located in Clark County, Nevada. We had originally acquired the options to 24 mineral claims covering of approximately 3,840 acres. However, it came to our attention that eight of the original mineral claims have been segregated by the Bureau of Land Management and our interest in four additional mineral claims may conflict with prior rights.

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

(b)

pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the patented mineral claim. As of the date of this Quarterly Report, we had paid the annual rental fee until August 2009; and

(c)

pay an annual royalty equal to five percent of “net smelting profit” from production. Net smelting profit is defined as the net profit derived from the sale of metals and minerals produced from the claims.

Lixiviation Technology

On April 2, 2007, RMI entered into a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. Under the terms of the Technology Agreement, RMI acquired a proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “Lixiviation Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Pilot Production Facility”). As a result of our acquisition of RMI, we acquired all of RMI’s interest and assumed all of its obligations under the Technology Agreement. As consideration for the Lixiviation Technology and the Phoenix Pilot Production Facility, we are required to do the following:

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

We entered into an extension agreement dated August 13, 2008 with Mr. Gunnison whereby Mr. Gunnison agreed to extend the deadline for the remaining balance owed to New Verde to September 30, 2008. In consideration of this extension, we released all of the shares out of escrow to Mr. Gunnison.

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Pilot Production Facility, RMI entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as RMI’s Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, RMI agreed to pay Mr. Gunnison a salary of $120,000 per annum. As a result of our acquisition of RMI, we have acquired RMI’s interest and assumed all of its obligations under the Employment Agreement. As of the date of this Quarterly Report, we are two months in arrears of Mr. Gunnison’s salary.

Phoenix Pilot Facility

Our Phoenix Pilot Production Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 50 tons of head ore per day. We have completed our applied research and development and pilot-scale testing of a proprietary mineral processing concept called Mechano-Chemical In-Situ Mill Leaching (“MCISML”). The MCISML processing methodology is a part of our intellectual property incorporated into our mineral processing and production flow sheet, from which our philosophy is to operate with zero emission and zero discharge.

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

PLAN OF OPERATION

The Piute Valley Lakebed Claims

Our current plan of operation for the Piute Valley Lakebed Claims consists of:

1.

Completing test diamond drilling of prime targets in order to assess the optimal area for placing 20 acres of our leased mineral claim into production. The anticipated cost of this phase of our exploration program will be $250,000;

2.	Designing and implementing the MCISML processing flow sheet for the 20 acres production target using the Lixiviation Technology; and

3.	Exploring strategic partnerships for the exploration of the additional Piute Valley Lakebed claims.

As of July 31, 2008, we had cash in the amount of $9,555. Accordingly, we do not have sufficient resources to meet the anticipated costs of completing our plan of operation of our Piute Valley Lakebed Claims or anticipated administrative costs of operating our business for the next twelve months. In order to complete our plan of operation of the Piute Valley Lakebed Claims, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

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

Three Months Summary

	Three Months Ended		Percentage
			Increase /
	July 31, 2008	July 31, 2007	(Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(278,607)	(512,172)	(45.6%	)
Interest Income	-	2,792	(100%	)
Interest Expense	(13,868)	(1,858)	646.4%
Net Loss	$(292,475)	$(511,238)	(42.8%	)

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

Expenses

The major components of our operating expenses for the three months ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	July 31, 2008	July 31, 2007	(Decrease)
Mineral Exploration and Evaluation	$136,903	$273,684	(50.0%	)
Expenses
General and Administrative	116,704	213,488	(45.3%	)
Depreciation and Amortization	25,000	25,000	0.0%
Total Operating Expenses	$278,607	$512,172	(45.6%	)

Mineral exploration and evaluation expenses consisted of rent and processing extraction costs in connection with the Phoenix Pilot Production Facility. In addition, we also incurred consulting fees and labor expenses on our Piute Valley Lakebed Claims and the Phoenix Pilot Production Facility.

During the quarter ended July 31, 2008, our general and administrative expenses decreased substantially due to the fact that we incurred additional expenses for investor relations activities during the quarter ended July 31, 2007.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Piute Valley Lakebed Claims.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At July 31, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$13,403	$13,642	(1.8%	)
Current Liabilities	(1,085,667)	(818,431)	32.7%
Working Capital Surplus (Deficit)	$(1,072,264)	$(804,789)	33.2%

Cash Flows

	Three Months Ended
	July 31, 2008	July 31, 2007
Net Cash Used in Operating Activities	$(178,825)	$(649,010)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	178,586	849,765
Net Increase (Decrease) in Cash During Period	$(239)	$200,755

As at July 31, 2008 we had a working capital deficit of $1,072,264 as compared to a working capital deficit of $804,789 as at our year ended April 30, 2008. Our working capital deficit increased primarily as a result of: (i) we recorded $100,000 in share subscriptions received under current liabilities as we had not yet issued the securities to the investor; and (ii) an increase in accounts payable and loans payable in connection due to the lack of additional capital raised to meet our ongoing expenditures. During the quarter ended July 31, 2008, we received loans totaling $80,011 from a member of our Board of Directors and a shareholder holding five percent or more of our common stock. The loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

Subsequent to the quarter ended July 31, 2008, we completed the sale of 200,000 Units at $0.50 per Unit for total proceeds of $100,000 on September 3, 2008. As at July 31, 2008, the proceeds from this private placement were recorded as share subscriptions received under current liabilities as we had not yet issued the securities to the investor.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors had previously approved an offering of 15,000,000 Units at $1.00 per Unit. However, we were unable to complete the sale of any units under this offering. Accordingly, the Board of Directors is currently seeking to arrange a private placement to fund our operations at a price which reflects the current market price of our common stock. Even though we recently completed a private placement of 200,000 Units at $0.50 per Unit, there is no assurance that we will be able to complete the sale of any additional securities under a new private placement offering. Even if we complete the sale of all of the securities offered under a new private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our interim financial statements included in this Quarterly Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 1A. RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, we may not be able to complete our exploration and development programs on the Piute Valley Lakebed Claims.

As at July 31, 2008, we had cash on hand of $9,555 and accumulated net loss of $6,241,187. Our plan of operation calls for significant expenses in connection with the exploration of our Piute Valley Lakebed Claims. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors had previously approved an offering of 15,000,000 Units at $1.00 per Unit. However, we were unable to complete the sale of any units under this offering. Accordingly, the Board of Directors is currently seeking to arrange a private placement to fund our operations at a price which reflects the current market price of our common stock. Even though we recently completed a private placement of 200,000 Units at $0.50 per Unit, there is no assurance that we will be able to complete the sale of any additional securities under a new private placement offering. Even if we complete the sale of all of the securities offered under a new private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

To date, our primary business activities have involved the acquisition of mineral claims and the exploration and development on these claims. As of July 31, 2008, we have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

As noted in our financial statements for the quarter ended July 31, 2008, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our quarter ended July 31, 2008, we completed a private placement of 200,000 Units at $0.50 per Unit for total proceeds of $100,000 to one investor on September 3, 2008. Each Unit is comprised of one share of our common stock and one-half share purchase warrant with each whole warrant entitling the holder to purchase on additional share of our common stock at a price of $0.75 per share for a period ending September 2, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US Person as defined in Regulation S and has provided representations indicating it was acquiring our securities for investment purposes

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended July 31, 2008.

ITEM 5. OTHER INFORMATION.

Effective September 11, 2008, Logan B. Anderson resigned as our Vice President – Finance. Mr. Anderson's resignation was not due to any disagreements relating to our operations, policies or practices.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger among Royal Mines Acquisition Corp. and Centrus Ventures Inc.(5)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and Centrus Ventures Inc.(1)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.13	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.14	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.15	Restatement and Amendment to lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.16	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.17	Residential Lease Agreement of La Cienega Office.(5)
10.18	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines.(5)

Exhibit
Number	Description of Exhibits
10.19	2008 Stock Incentive Plan.(6)
10.20	Non-Qualified Stock Option Agreement between Royal Mines And Minerals Corp. and William C. Tao.(6)
10.21	Non-Qualified Stock Option Agreement between Royal Mines And Minerals Corp. and Jason Mitchell.(6)
10.22	Extension Agreement between Royal Mines And Minerals Corp. and Robert H. Gunnison.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date: September 12, 2008	By:	/s/ William C. Tao
WILLIAM C. TAO
Chief Executive Officer
(Principal Executive Officer)

Date: September 15, 2008	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)