Form 10-Q
period 2008-10-31
ROYAL MINES & MINERALS CORP
filed 2008-12-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 1, 2008, the Registrant had 46,803,012 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	October 31, 2008	April 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$6,026	$9,794
Prepaid expense	-	3,848
Total current assets	6,026	13,642

Property and equipment, net (Note 2)	150,167	200,167
Intellectual property (Note 3)	200,000	200,000
Mineral properties (Note 4)	29,000	22,500
Other assets	5,500	5,500
Total non-current assets	384,667	428,167

Total assets	$390,693	$441,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$223,315	$127,310
Accounts payable - related party (Note 5)	317,181	69,308
NVRM payable (Note 6)	102,683	102,683
Loans payable - related party (Note 7)	632,297	515,289
Current portion of long-term debt	972	3,841
Total current liabilities	1,276,448	818,431

Long-term debt	-	-

Total liabilities	1,276,448	818,431

Commitments and contingencies (Note 8)

Stockholders' equity (deficit) (Note 9 and 10)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 46,352,252 and 46,152,252 shares,
respectively, issued and outstanding	46,352	46,152
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	5,625,738	5,525,938
Accumulated deficit during development stage	(6,557,845)	(5,948,712)
Total stockholders' equity (deficit)	(885,755)	(376,622)

Total liabilities and stockholders' equity (deficit)	$390,693	$441,809

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007	October 31, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	123,656	216,814	260,559	490,498	1,635,510
General and administrative (Note 10)	152,799	132,387	269,502	345,875	4,817,844
Depreciation and amortization (Note 2)	25,000	25,000	50,000	50,000	158,333

Total operating expenses	301,455	374,201	580,061	886,373	6,611,687

Loss from operations	(301,455)	(374,201)	(580,061)	(886,373)	(6,611,687)

Other income (expense):
Other income	-	-	-	-	94,115
Interest income	-	1,748	-	4,540	4,551
Interest expense	(15,203)	(98)	(29,072)	(1,956)	(44,824)

Total other income (expense)	(15,203)	1,650	(29,072)	2,584	53,842

Loss from operations before provision for income taxes	(316,658)	(372,551)	(609,133)	(883,789)	(6,557,845)

Income tax benefit	-	-	-	-	-

Net loss	$(316,658)	$(372,551)	$(609,133)	$(883,789)	$(6,557,845)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	46,278,339	36,131,066	46,215,295	33,111,261

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated	Total
			Additional	Deficit During	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, July 13, 2005	-	$-	$-	$-	$-

Issuance of common stock for cash,
$0.001 per share	1,000	1	-	-	1

Net loss	-	-	-	(174,500)	(174,500)

Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)

Issuance of common stock for cash,
$0.001 per share	12,500,000	12,500	-	-	12,500

Issuance of common stock for cash,
$0.01 per share	7,800,000	7,800	70,200	-	78,000

Issuance of common stock for mineral
property options
$0.01 per share	1,050,000	1,050	9,450	-	10,500

Issuance of common stock for cash,
$0.10 per share	1,250,000	1,250	123,750	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.10 per share	1,800,000	1,800	178,200	-	180,000

Issuance of common stock in acquisition
of intellectual property and equipment
$0.10 per share	2,000,000	2,000	198,000	-	200,000

Net loss	-	-	-	(517,768)	(517,768)

Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)

Issuance of common stock for cash
and subscriptions received,
Reg. S - Private Placement,
$0.25 per share	2,482,326	2,482	618,100	-	620,582

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.25 per share	3,300,000	3,300	821,700	-	825,000

Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)

Issuance of stock options for 4,340,000 shares
of common stock to three officers and five
consultants.	-	-	3,583,702	-	3,583,702

Net loss	-	-	-	(5,256,444)	(5,256,444)

Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)

Issuace of common stock for cash,
Reg. S - Private Placement,
$0.50 per share; with attached warrants
excercisable at $0.75 per share.	200,000	200	99,800	-	100,000

Net loss	-	-	-	(609,133)	(609,133)

Balance, October 31, 2008	46,352,252	$46,352	$5,625,738	$(6,557,845)	$(885,755)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Six Months Ended		Through
	October 31, 2008	October 31, 2007	October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(609,133)	$(883,789)	$(6,557,845)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	50,000	50,000	158,333
Stock based expenses (Note 10)	-	-	3,583,702
Changes in operating assets and liabilities:
Other current assets	3,848	(33,348)	-
Other assets	-	(5,500)	(5,500)
Accounts payable and accrued liabilities	82,991	(180,861)	318,498
Accounts payable - related party	247,873	40,859	317,181

Net cash used in operating activities	(224,421)	(1,012,639)	(2,185,631)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,500)	(7,000)	(18,500)
Cash acquired on reverse merger	-	2,306	2,306
Purchase of fixed assets	-	-	(308,500)

Net cash used in investing activities	(6,500)	(4,694)	(324,694)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	100,000	940,467	1,941,081
Share subscriptions	-	-	-
Proceeds / (Payments) on long-term debt	(2,869)	(3,216)	973
Proceeds / (Payments) on borrowings	130,022	(121,556)	574,297

Net cash provided by financing activities	227,153	815,695	2,516,351

NET CHANGE IN CASH	(3,768)	(201,638)	6,026

CASH AT BEGINNING OF PERIOD	9,794	338,647	-

CASH AT END OF PERIOD	$6,026	$137,009	$6,026

SUPPLEMENTAL INFORMATION

Interest Paid	$90	$1,956	$2,782
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$(77,163)	$(63,194)

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

Going Concern - As of October 31, 2008, the Company incurred cumulative net losses of approximately $6,557,845 from operations and has negative working capital of $1,270,422. The Company is still in the exploration stage and has not commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

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

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 4,440,000 and zero on October 31, 2008 and October 31, 2007, respectively

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

New Accounting Pronouncements – The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2008	April 30, 2008
Process, lab and office equipment	$ 308,500	$ 308,500
Less: accumulated depreciation	158,333	108,333
	$ 150,167	$ 200,167

3.	INTELLECTUAL PROPERTY

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	INTELLECTUAL PROPERTY (continued)

before January 31, 2009. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000.

4.	MINERAL PROPERTIES

As of October 31, 2008 and April 30, 2008, mineral properties totaling $29,000 and $22,500, respectively, consist of twenty (20) and twenty-four (24) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to segregation by the BLM.

On March 16, 2007 the Company entered into a lease agreement of property with one (1) mining claim, for a term of twenty years, for exploration and potential mining production on 20 acres in Searchlight, Nevada. The Company paid a one-time signing bonus of $5,000 upon execution of the agreement, a $4,000 rental fee in August 2007 and will pay $4,000 annually thereafter. The Company will also pay an annual royalty equal of five (5) percent of the net profit from the mining production.

In accordance with Emerging Issues Task Force abstract 04-02, mining claims are capitalized as tangible assets. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

5.	ACCOUNTS PAYABLE - RELATED PARTY

As of October 31, 2008 and April 30, 2008, accounts payable – related party consisted of $317,181 and $69,308, respectively, due to directors and officers of the Company for consulting fees, administration fees and reimbursable expenses.

6.	NVRM PAYABLE

As of October 31, 2008 and April 30, 2008, NVRM payable consists of $102,683 and $102,683 ($125,000 less $10,317 of debt assumed and a $12,000 receivable due to the Company), respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above. Mr Gunnison signed an extension agreement extending the payment deadline to January 31, 2009.

7.	LOANS PAYABLE – RELATED PARTY

As of October 31, 2008 and April 30, 2008, loans payable of $632,297 and $515,289, respectively, consists of borrowings from two directors and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of October 31, 2008 are as follows:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES (continued)

Fiscal year ending April 30, 2009	$36,120
Fiscal year ending April 30, 2010	$64,616
Thereafter	$10,822

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of October 31, 2008 and April 30, 2008, there were 46,352,252 and 46,152,252 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

k)

On September 3, 2008, the Company completed a private placement of 200,000 units at a price of $0.50 per unit for total proceeds of $100,000. Each unit is comprised of one share of common stock and one-half of one share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase one additional share of common stock at a price of $0.75 per share for a period ending September 2, 2010.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10.	2008 STOCK INCENTIVE PLAN

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

From the date of inception through October 31, 2008, compensation expense related to the granting of stock options was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant. There was no expense incurred related to the granting of stock options for the six months ended October 31, 2008 or 2007.

11.	RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2008 and 2007, the Company incurred $81,000 and $88,000, respectively, in consulting fees expense from companies with a common director or officer. For the six months ended October 31, 2008 and 2007, the Company incurred $177,000 and $172,000, respectively, in consulting fees expense from companies with a common director or officer.

12.	SUBSEQUENT EVENTS

On November 15, 2008, under the terms of a settlement agreement, the Company issued 450,760 units at a price of $0.30 per unit, with each unit consisting of one common share and one share purchase warrant of the Company. Each warrant is exercisable to purchase an additional common share at a price of $0.50 per share for a period of two (2) years from the date of issuance. The units were issued pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Currently, we have an interest in a potential gold project that we call the Piute Valley Lakebed Claims located in Clark County, Nevada, the details of which are described below. We also have an interest in a proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”) and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Facility”). The lixiviation of minerals is the process of using chemicals to extract metals from mineral ore. Thiourea is a more environmentally friendly lixiviant than cyanide or sulfuric acid, which have traditionally been used for this purpose.

Effective September 2, 2008, our interest in our mineral claim located in the Yellow Pine Mining District, Clark County that we called the “Royal Blue Claim” lapsed. We allowed our Royal Blue Claim to lapse in order to focus our resources on the exploration and development of our Piute Valley Lakebed Claims.

Recent Corporate Developments

The following corporate developments occurred since our fiscal quarter ended July 31, 2008:

1.

On September 3, 2008, we completed a private placement of 200,000 Units, at $0.50 per Unit for total proceeds of $100,000, to one investor. Each Unit is comprised of one share of our common stock and one-half share purchase warrant with each whole warrant entitling the holder to purchase one additional share of our common stock at a price of $0.75 per share for a period ending September 2, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US Person as defined in Regulation S and has provided representations indicating it was acquiring our securities for investment purposes.

2.

On September 11, 2008, Logan B. Anderson resigned as our Vice President – Finance. Mr. Anderson’s resignation was not due to any disagreements relating to our operations, policies or practices. Mr. Anderson was originally appointed as our Vice President – Finance on June 25, 2008.

3.	Effective November 15, 2008, Dr. William C. Tao resigned as our Chief Executive Officer, President, Secretary and as a member of our Board of Directors. Dr. Tao resigned to pursue other business opportunities. There was no disagreement between Dr. Tao and us regarding any matter relating to our operations, policies or practices.

4.	Also effective November 15, 2008, in connection with Dr. Tao’s resignation, we entered into a Settlement Agreement with Dr. Tao, the principal terms of which are as follows:

(a)

We settled back wages and expenses owed to Dr. Tao totalling $135,228 by issuing units at a price of $0.30 per unit with each unit consisting of one common share and one share purchase warrant. Each warrant is exercisable to purchase an additional common share at a price of $0.50 per share for a period of two (2) years from the date of issuance. We issued the shares to STI Swiss Trade and Investment AG, a Swiss corporation, controlled by Dr. Tao.

(b)

We have agreed that notwithstanding Dr. Tao’s resignation, his options to purchase up to 1,500,000 shares of our common stock at a price of $0.74 per share under our 2008 Stock Incentive Plan are exercisable until January 31, 2010.

(c) The parties exchanged appropriate releases of any claims they may have against each other, including any claims relating to or arising from Dr. Tao’s employment as our executive.

(d) The parties agreed that Dr. Tao would not be restricted from engaging in business competitive with the Company.

(e)

We acknowledged that Dr. Tao has the sole and exclusive right to use certain intellectual property related to our business developed and acquired by him prior to his employment with us or subsequent to the termination of his employment with us.

The complete text of the Settlement Agreement was attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 18, 2008.

5.	Effective November 19, 2008, we appointed certain existing officers and directors to fill the following offices resulting from the resignation of Dr. William Charles Tao:

(a)

Mr. K. Ian Matheson, 67, a member of our Board of Directors, was appointed as our Chief Executive Officer and President on an interim basis while we seek a suitable replacement. Mr. Matheson will be paid a management consulting fee of $5,000 per month until we find a suitable replacement.

(b)

Mr. Jason S. Mitchell, 38, a member of our Board of Directors and our Chief Financial Officer and Treasurer, was appointed as our Secretary to fill the vacancy. There is currently an existing compensatory arrangement with Mr. Mitchell for acting as an officer. Mr. Mitchell is paid pursuant to a verbal consulting agreement. Under the terms of the agreement, we pay Mr. Mitchell $12,000 per month on a month-to-month basis for providing consulting services.

The Piute Valley Lakebed Claims

The Piute Valley Lakebed Claims is a potential gold project consisting of a leased patented mineral claim (the “Smith Lease”) and an option to acquire a 7/8th undivided interest in a number of mineral claims. We intend to focus our operations on the Smith Lease based on its development and potential to commence commercial production.

The Smith Lease is a leased patented mineral claim covering approximately 20.61 acres located in Clark County, Nevada. We acquired our interest in the Smith Lease upon entering into a Restatement and Amendment to Lease Agreement dated April 12, 2007 (the “Lease Agreement”) with Erline Y. Smith,

Trustee, Erline Y. Smith Trust and Lawana Hooper (collectively referred to as the “Lessors”). Under the terms of the Lease Agreement, we were granted the right to explore, and if proved feasible, develop the Smith Lease. These rights were granted as a lease for a term of 20 years. As consideration for the Smith Lease, we are required to do the following:

(a)	pay $5,000 to the Lessors upon execution of the Lease Agreement (which amount has been paid);

(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the Smith Lease. As of the date of this Quarterly Report, we had paid the annual rental fee until August 2009; and

(c)

pay an annual royalty equal to five percent of “net smelting profit” from production. Net smelting profit is defined as the net profit derived from the sale of metals and minerals produced from the claims.

In addition to the Smith Lease, our Piute Valley Lakebed Claims also include an option to acquire a 7/8th undivided interest in 20 mineral claims, covering approximately 3,200 acres located in Clark County, Nevada (the “Optioned Claims”). Readers are cautioned that eight of the Optioned Claims appear to be invalid due to conflicts with patented claims or more senior claims. We are investigating this further in order to determine the exact extent of the conflict with these claims.

Under the terms of various option agreements (the “Option Agreements”) with certain optionors (the “Optionors”), we are required to issue to the Optionors the following consideration in order to maintain and exercise our option on the Optioned Claims:

(a)	1,050,000 shares of common stock on execution of the Option Agreements (which shares have been issued);

(b)	an additional 420,000 shares of common stock on the fifth anniversary of the Option Agreements; and

(c)	an additional 210,000 shares of common stock on the tenth anniversary of the Option Agreements.

Lixiviation Technology

On April 2, 2007, we entered into a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. Under the terms of the Technology Agreement, we acquired a proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “Lixiviation Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Facility”). As consideration for the Lixiviation Technology and the Phoenix Facility, we are required to do the following:

(a)	pay to New Verde the sum of $300,000 for the purchase of the Lixiviation Technology and the Phoenix Facility as follows:

	(i)	$175,000 on or before May 31, 2007 (which amount has been paid); and

	(ii)	$125,000 of which $102,683 is outstanding.

(b)	issue 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology (which shares have been issued) and were to be held by us and released to Mr. Gunnison as follows:

	(i)	500,000 shares on February 2, 2008;

(ii)	500,000 shares on December 2, 2008;

(iii)	500,000 shares on October 2, 2009; and

(iv)	500,000 shares on August 1, 2010.

We entered into an extension agreement dated August 13, 2008 with Mr. Gunnison whereby Mr. Gunnison agreed to extend the deadline for the $102,683 owed to New Verde to September 30, 2008. In consideration of this extension, we released all of the shares out of escrow to Mr. Gunnison. On November 18, 2008, we entered into another extension agreement with Mr. Gunnison whereby Mr. Gunnison agreed to extend the deadline to January 31, 2009.

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Facility, we entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as our Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, we agreed to pay Mr. Gunnison a salary of $120,000 per annum.

Phoenix Facility

Our Phoenix Facility is an industrial building of approximately 9,809 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 50 tons of head ore per day.

PLAN OF OPERATION

We anticipate that over the next twelve months our plan of operation for the Piute Valley Lakebed Claims will consist of:

1.	Mine and concentrate 280 tons of material from the Smith Lease to be processed at our Phoenix Facility. The anticipated cost of this phase will be approximately $100,000;

2.

Subject to raising substantial financing, proceed with the purchase of a larger concentrator to be installed on the Smith Lease. If we are able to purchase a concentrator, of which there is no assurance, we plan to commence the processing of mined material on the property at a rate of 1,200 tons per day; and

3.	Exploring strategic partnerships for the exploration of the additional Piute Valley Lakebed claims.

As of October 31, 2008, we had cash in the amount of $6,026. Accordingly, we do not have sufficient resources to meet the anticipated costs of completing our plan of operation on the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation of the Piute Valley Lakebed Claims, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

The merger with Royal Mines Inc. (“RMI”) has been treated as a “reverse merger” for accounting purposes. As a result, RMI has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of RMI and not Royal Mines And Minerals Corp. The operations of Royal Mines And Minerals Corp. are included in the consolidated statement of operations from the effective date of the merger, October 5, 2007.

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(301,455)	(374,201)	(19.4)%	(580,061)	(886,373)	(34.6)%
Other Items	(15,203)	1,650	(1,021.4)%	(29,072)	2,584	(1,225.1)%
Net Loss	$(316,658)	$(372,551)	(15.0)%	$(609,133)	$(883,789)	(31.1)%

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

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Mineral exploration and	$123,656	$216,814	(43.0)%	$260,559	$490,498	(46.9)%
evaluation expenses
General and	152,799	132,387	15.4%	269,502	345,875	(22.1)%
administrative
Depreciation and	25,000	25,000	0.0%	50,000	50,000	0.0%
amortization
Total Operating	$301,455	$374,201	(19.4)%	$580,061	$886,373	(34.6)%
Expenses

Mineral exploration and evaluation expenses consisted of rent and processing extraction costs in connection with the Phoenix Facility. In addition, we also incurred consulting fees and labor expenses on our Piute Valley Lakebed Claims and the Phoenix Facility.

Our general and administrative expenses primarily consisted of consulting fees of: (i) monthly consulting fees paid to our former executive officer, Dr. Tao, and to our Chief Financial Officer, Mr. Mitchell; (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) travel expenses of our former executive officer, Dr. Tao.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Piute Valley Lakebed Claims.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$6,026	$13,642	(55.8)%
Current Liabilities	(1,276,448)	(818,431)	56.0%
Working Capital Surplus (Deficit)	$(1,270,422)	$(804,789)	57.9%

Cash Flows
	Six Months Ended
	October 31, 2008	October 31, 2007
Net Cash Used in Operating Activities	$(224,421)	$(1,012,639)
Net Cash Used In Investing Activities	(6,500)	(4,694)
Net Cash Provided By Financing Activities	227,153	815,696
Net Increase (Decrease) in Cash During Period	$(3,768)	$(201,638)

As at October 31, 2008 we had a working capital deficit of $1,270,422 as compared to a working capital deficit of $804,789 as at our year ended April 30, 2008. Our working capital deficit increased primarily as a result of (i) an increase in accounts payable due to the lack of capital needed to meet our ongoing expenditures; and (ii) an increase in short term loans totaling $117,008 from two members of our Board of Directors and a shareholder holding five percent or more of our common stock. The loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

During the six months ended October 31, 2008, our sole source of equity financing was from the sale of 200,000 Units at $0.50 per Unit for total proceeds of $100,000 on September 3, 2008.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors is currently seeking to arrange a private placement to fund our operations. However, there is no assurance that we will be able to complete the sale of any additional securities under a new private placement offering. Even if we complete the sale of all of the securities offered under a new private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2008, we had cash on hand of $6,026 and accumulated net loss of $6,557,845 since inception. Our plan of operation calls for significant expenses in connection with the exploration and development of our Piute Valley Lakebed Claims. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors is currently seeking to arrange a private placement to fund our operations. However, there is no assurance that we will be able to complete the sale of any additional securities under a new private placement offering. Even if we complete the sale of all of the securities offered under a new private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

To date, we have not earned any revenues; our primary business activities have involved the acquisition of mineral claims and the exploration and development on these claims. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

As noted in our financial statements included with this Quarterly Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

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

During the quarter ended October 31, 2008, we completed a private placement of 200,000 Units at $0.50 per Unit for total proceeds of $100,000 to one investor on September 3, 2008. Each Unit is comprised of one share of our common stock and one-half share purchase warrant with each whole warrant entitling the holder to purchase on additional share of our common stock at a price of $0.75 per share for a period ending September 2, 2010. This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act. We did not engage in a distribution of this offering in the United States. The investor represented that it was not a US Person as defined in Regulation S and has provided representations indicating it was acquiring our securities for investment purposes.

On November 15, 2008, under the terms of the Settlement Agreement with Dr. Tao, we issued to STI Swiss Trade and Investment AG, a Swiss corporation, 450,760 units at a price of $0.30 per unit with each unit consisting of one common share and one share purchase warrant. Each warrant is exercisable to purchase an additional common share at a price of $0.50 per share for a period of two (2) years from the date of issuance. The units were issued pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended October 31, 2008.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)

Exhibit
Number	Description of Exhibits
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and the Company.(1)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.13	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.14	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.15	Restatement and Amendment to lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.16	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.17	Residential Lease Agreement of La Cienega Office.(5)
10.18	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)
10.19	2008 Stock Incentive Plan.(6)
10.20	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)
10.21	Non-Qualified Stock Option Agreement between the Company and Jason Mitchell.(6)
10.22	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.23	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)

Exhibit
Number	Description of Exhibits
10.24	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 12, 2008	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 12, 2008	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)