Form 10-Q
period 2009-01-31
ROYAL MINES & MINERALS CORP
filed 2009-03-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 11, 2009, the Registrant had 72,679,852 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	January 31, 2009	April 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$100,461	$9,794
Prepaid expense (Note 2)	50,400	3,848
Total current assets	150,861	13,642

Property and equipment, net (Note 3)	125,167	200,167
Intellectual property (Note 4)	200,000	200,000
Mineral properties (Note 5)	29,000	22,500
Other assets	5,500	5,500
Total non-current assets	359,667	428,167

Total assets	$510,528	$441,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$268,518	$127,310
Accounts payable - related party (Note 6)	181,362	69,308
NVRM payable (Note 7)	102,683	102,683
Loans payable - related party (Note 8)	644,296	515,289
Share subscriptions received (Note 9)	271,000	-
Current portion of long-term debt	-	3,841
Total current liabilities	1,467,859	818,431

Long-term debt	-	-

Total liabilities	1,467,859	818,431

Commitments and contingencies (Note 10)

Stockholders' equity (deficit) (Note 11 and 12)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 46,803,012 and 46,152,252 shares,
respectively, issued and outstanding	46,803	46,152
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	6,103,065	5,525,938
Accumulated deficit during development stage	(7,107,199)	(5,948,712)
Total stockholders' equity (deficit)	(957,331)	(376,622)

Total liabilities and stockholders' equity (deficit)	$510,528	$441,809

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	97,376	201,991	357,935	692,489	1,732,886
General and administrative (Note 12)	407,503	197,310	677,005	543,185	5,225,347
Depreciation and amortization (Note 3)	25,000	25,000	75,000	75,000	183,333

Total operating expenses	529,879	424,301	1,109,940	1,310,674	7,141,566

Loss from operations	(529,879)	(424,301)	(1,109,940)	(1,310,674)	(7,141,566)

Other income (expense):
Other income	-	-	-	-	94,115
Interest income	-	11	-	4,551	4,551
Interest expense	(19,475)	(130)	(48,547)	(2,085)	(64,299)

Total other income (expense)	(19,475)	(119)	(48,547)	2,466	34,367

Loss from operations before provision for income taxes	(549,354)	(424,420)	(1,158,487)	(1,308,208)	(7,107,199)

Income tax benefit	-	-	-	-	-

Net loss	$(549,354)	$(424,420)	$(1,158,487)	$(1,308,208)	$(7,107,199)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding -
Basic and diluted	46,729,519	36,131,066	46,386,703	33,111,261

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, July 13, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	1,000	1	-	-	1
Net loss	-	-	-	(174,500)	(174,500)
Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)
Issuance of common stock for cash, $0.001 per share	12,500,000	12,500	-	-	12,500
Issuance of common stock for cash, $0.01 per share	7,800,000	7,800	70,200	-	78,000
Issuance of common stock for mineral property
options, $0.01 per share	1,050,000	1,050	9,450	-	10,500
Issuance of common stock for cash, $0.10 per share	1,250,000	1,250	123,750	-	125,000
Issuance of common stock for cash,
Reg. S - Private Placement, $0.10 per share	1,800,000	1,800	178,200	-	180,000
Issuance of common stock in acquisition of
intellectual property and equipment, $0.10 per share	2,000,000	2,000	198,000	-	200,000
Net loss	-	-	-	(517,768)	(517,768)
Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)
Issuance of common stock for cash and subscriptions received,
Reg. S - Private Placement, $0.25 per share	2,482,326	2,482	618,100	-	620,582
Issuance of common stock for cash,
Reg. D - Private Placement, $0.25 per share	3,300,000	3,300	821,700	-	825,000
Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)
Issuance of stock options for 4,340,000 shares of common
stock to three officers and five consultants	-	-	3,583,702	-	3,583,702
Net loss	-	-	-	(5,256,444)	(5,256,444)
Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)
Issuace of common stock for cash, Reg. S - Private Placement,
$0.50 per share; with attached warrants exercisable at $0.75 per share	200,000	200	99,800	-	100,000
Issuance of common stock in satisfaction of debt, Reg. S - $0.30 per share;
with attached warrants excercisable at $0.50 per share.	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common
stock to two officers and nine consultants	-	-	342,550	-	342,550
Net loss	-	-	-	(1,158,487)	(1,158,487)
Balance, January 31, 2009	46,803,012	$46,803	$6,103,065	$(7,107,199)	$(957,331)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Nine Months Ended		Through
	January 31, 2009	January 31, 2008	January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,158,487)	$(1,308,208)	$(7,107,199)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	75,000	75,000	183,333
Stock based expenses (Note 12)	342,550	-	3,926,252
Changes in operating assets and liabilities:
Other current assets	(46,552)	(10,605)	(50,400)
Other assets	-	(5,500)	(5,500)
Accounts payable and accrued liabilities	128,195	(120,672)	363,703
Accounts payable - related party	247,282	33,760	316,590

Net cash used in operating activities	(412,012)	(1,336,225)	(2,373,221)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,500)	(7,000)	(18,500)
Cash acquired on reverse merger	-	2,306	2,306
Purchase of fixed assets	-	(4,000)	(308,500)

Net cash used in investing activities	(6,500)	(8,694)	(324,694)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	100,000	1,445,582	1,941,081
Share subscriptions (Note 9)	271,000	(505,114)	271,000
Proceeds / (Payments) on long-term debt	(3,841)	(5,067)	-
Proceeds / (Payments) on borrowings - related party	142,020	133,444	586,295

Net cash provided by financing activities	509,179	1,068,845	2,798,376

NET CHANGE IN CASH	90,667	(276,074)	100,461

CASH AT BEGINNING OF PERIOD	9,794	338,647	-

CASH AT END OF PERIOD	$100,461	$62,573	$100,461

SUPPLEMENTAL INFORMATION

Interest Paid	$428	$2,086	$3,168
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$(63,194)	$(63,194)
Stock issued in satisfaction of debt	$135,228	$-	$135,228

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, the financial statements may not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended April 30, 2008 of Royal Mines and Minerals Corp. (the “Company”).

These interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended April 30, 2008.

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

Going Concern - As of January 31, 2009, the Company incurred cumulative net losses of approximately $7,107,199 from operations and has negative working capital of $1,316,998. The Company is still in the exploration stage and has not commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

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

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 9,440,000 and zero on January 31, 2009 and January 31, 2008, respectively

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

Instruments.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

2.	PREPAID EXPENSE

As of January 31, 2009 and April 30, 2008, prepaid expenses consisted of $50,400 and $3,848. Balance of $50,400 at January 31, 2009 relates to a prepayment to a third party vendor that is building a mobile pilot plant for scrubbing and concentrating screened ore on the Company’s mineral properties. The pilot plant will be capitalized under property and equipment upon completion.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	January 31, 2009	April 30, 2008
Process, lab and office equipment	$308,500	$308,500
Less: accumulated depreciation	183,333	108,333
	$125,167	$200,167

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The cash payment was/will be paid as follows: (i) $175,000 on or before May 31, 2007; and (ii) the balance of $125,000, less any debt assumed and payables due to the Company, on or before June 30, 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000.

5.	MINERAL PROPERTIES

As of January 31, 2009 and April 30, 2008, mineral properties totaling $29,000 and $22,500, respectively, consist of twenty (20) and twenty-four (24) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to segregation by the BLM.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.	MINERAL PROPERTIES (continued)

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

As of January 31, 2009 and April 30, 2008, accounts payable – related party consisted of $181,362 and $69,308, respectively, due to directors and officers of the Company for consulting fees, administration fees and reimbursable expenses.

7.	NVRM PAYABLE

As of January 31, 2009 and April 30, 2008, NVRM payable consists of $102,683 and $102,683 ($125,000 less $10,317 of debt assumed and a $12,000 receivable due to the Company), respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above. Mr Gunnison signed an extension agreement extending the payment deadline to June 30, 2010. As a condition of the extension, the payable will bear 7% interest annually.

8.	LOANS PAYABLE – RELATED PARTY

As of January 31, 2009 and April 30, 2008, loans payable of $644,296 and $515,289, respectively, consists of borrowings from two directors and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand.

9.	SHARE SUBSCRIPTIONS RECEIVED

As of January 31, 2009 and April 30, 2008, the Company had received subscriptions for 5,420,000 and zero units, for cash at $0.05 per unit, aggregating $271,000 and zero, respectively. Each unit will be comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under operating leases as of January 31, 2009 are as follows:

Fiscal year ending April 30, 2009	$18,060
Fiscal year ending April 30, 2010	$64,616
Thereafter	$10,822

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2009 and April 30, 2008, there were 46,803,012 and 46,152,252 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

l)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12.	STOCK INCENTIVE PLANS

2008 Stock Incentive Plan - Effective February 1, 2008, the Company’s Board of Directors adopted the 2008 Stock Incentive Plan (the “2008 Plan"). The 2008 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 4,600,000 shares of the Company’s common stock are available for issuance under the 2008 Plan. However, the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2008 Plan will increase effective on the first day of each of the Company’s fiscal quarters by an amount equal to the lesser of: (a) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (b) such lesser number of shares of common stock as may be determined by the Company’s Board of Directors.

The 2008 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. The Plan was not approved by the Company's stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

The 2008 Plan provides that the option price for non-qualified stock options be no less than 75% of the fair market value of the stock at the date of the grant. The maximum term of an option shall be established by the Board of Directors or, if not so established, shall be ten years from the grant date. Options granted under the 2008 Plan become exercisable and expire as determined by the Board of Directors.

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 31, 2010.

From the date of inception through January 31, 2009, compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant. There was no expense incurred related to the granting of stock options under the 2008 Plan for the nine months ended January 31, 2009 or 2008.

2009 Stock Incentive Plan - Effective January 12, 2009, the Company’s Board of Directors adopted the 2009 Stock Incentive Plan (the “2009 Plan"). The 2009 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2009 Plan. However, the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2009 Plan will increase effective on the first day of each of the Company’s fiscal quarters by an amount equal to the lesser of: (a) 10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (b) such lesser number of shares of common stock as may be determined by the Company’s Board of Directors.

The 2009 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the 2009 Plan must be approved by the stockholders of the Company within 12 months of its adoption. The 2009 Plan has not been approved by the Company's stockholders. Non- qualified stock options granted under the 2009 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12.	STOCK INCENTIVE PLANS (continued)

The 2009 Plan provides that the exercise price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 75% of the fair market value of the stock at the date of the grant. The maximum term of an option shall be established by the Board of Directors or, if not so established, shall be ten years from the grant date. Options granted under the 2009 Plan become exercisable and expire as determined by the Board of Directors.

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011.

From the date of inception through January 31, 2009, compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

13.	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2009 and 2008, the Company incurred $56,000 and $45,000, respectively, in consulting fees expense from companies with a common director or officer. For the nine months ended January 31, 2009 and 2008, the Company incurred $218,000 and $165,000, respectively, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

On February 24, 2009, the Company issued 9,140,000 units for $457,000 in cash and 13,736,840 units to retire corporate indebtedness under three separate private placement offerings. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share. The cash proceeds of the private placements will be used to complete work on the Company’s mineral properties and for general corporate purposes.

Also on February 24, 2009, the Company entered into a management consulting agreement with an officer of the Company, and pursuant to the terms of the agreement issued an aggregate of 3,000,000 restricted shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Currently, we have an interest in a potential gold project that we call the Piute Valley Property located in Clark County, Nevada, the details of which are described below. We also have an interest in a proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”) and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Facility”). The lixiviation of minerals is the process of using chemicals to extract metals from mineral ore. Thiourea is a more environmentally friendly lixiviant than cyanide or sulfuric acid, which have traditionally been used for this purpose.

Recent Corporate Developments

The following corporate developments occurred since the filing of our last Quarterly Report on Form 10-Q filed with the SEC on December 15, 2008:

1.

On March 13, 2009, we entered into a payment extension and license agreement (the “Payment Extension and License Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison in order to extend the date for the payment owed to New Verde. Under the terms of Payment Extension and License Agreement, New Verde agreed to extend the date for the payment of the outstanding balance owed under the Technology and Asset Purchase Agreement, being $102,268.35, to June 30, 2010. In consideration of the extension, we agreed to pay interest of 6% per annum on the outstanding balance from the date of the Payment Extension and License Agreement. As additional consideration, we granted to New Verde and Mr. Gunnison a non- exclusive worldwide license on our proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “License”). The License will only take effect upon the termination of the employment agreement between Mr. Gunnison and the Company whether terminated by Mr. Gunnison or the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub- license without our prior written approval.

2.

We are completing a pilot production test on our Smith Lease. We have set up equipment consisting of a screening plant, trommel, pumps, two Falcon Concentrators and earth-moving equipment. The equipment is currently undergoing start-up and calibration and is expected to be fully operational within two weeks. Once operational, the concentrating equipment should be capable of processing 4 tons per hour. We expect to process approximately 500 tons of material from the property over our initial 14 day test period. In a previous test and while using a Falcon Gravity Concentrator, we were able to achieve a concentration ratio of 25-1, which validates that most of the gold bearing portion of 25 tons of ore can be reduced to one ton of concentrate over the recover processing. The concentrates will be trucked to the Phoenix Facility to be processed using our proprietary technology for the lixiviation of precious metals. See “Plan of Operation” below.

3.

On February 24, 2009, we entered into a management consulting agreement (the “Consulting Agreement”) with Jason S. Mitchell, our Chief Financial Officer, Secretary, Treasurer and a director. Under the terms of the Consulting Agreement, Mr. Mitchell will continue to act as our Chief Financial Officer, Secretary and Treasurer, in consideration of which we will pay Mr. Mitchell a consulting fee of $12,000 per month. In addition, we have issued an aggregate of 3,000,000 restricted shares of our common stock to Mr. Mitchell (the "Shares"). The Shares will be distributed to Mr. Mitchell on the following basis: (i) 750,000 Shares on execution of the Consulting Agreement (which has been released); (ii) 750,000 Shares on March 1, 2009 (which has been released); (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011.

In the event that the Consulting Agreement is terminated by Mr. Mitchell or us prior to March 1, 2011, then any shares not distributed to Mr. Mitchell prior to the date of termination will be returned to us for cancellation. Mr. Mitchell is also entitled to be reimbursed for reasonable expenses incurred by him while performing his duties. The Consulting Agreement is for a term of three years expiring on February 23, 2012 and may be terminated by either party on 60 days notice.

4.

On February 24, 2009, issued an aggregate of 22,876,840 Units for gross proceeds of $1,143,842 under three separate private placements. Each unit consists of of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.10 per share.

(a)

A total of 8,700,000 Units were issued to persons who are accredited investors as defined in Regulation D (“the U.S. Private Placement”). The U.S. Private Placement offering was approved by the Board of Directors on January 16, 2009. Upon issuance of the Units, we terminated the U.S. Private Placement.

(b)

A total of 10,776,840 Units were issued under the Foreign Private Placement to persons who represented that they were not U.S. Persons as defined by Regulation S (the “Foreign Private Placement”). Each investor provided representations indicating that they were acquiring our securities for investment purposes only and not with a view towards distribution. The total number of units sold by us under the Foreign Private Placement constituted an over allotment of 776,840 Units from the total number of Units originally approved by our Board of Directors. The Foreign Private Placement offering was approved by our board of directors on January 16, 2009.

(c)

A total of 3,400,000 Units were issued pursuant to Section 4(2) of the Securities Act to a director and two companies affiliated with our directors. This private placement offering was approved by our Board of Directors on February 20, 2009.

5.

On January 16, 2009, we granted non-qualified stock options to acquire an aggregate of 5,000,000 shares of our common stock under the 2009 Stock Incentive Plan adopted on January 12, 2009 to various officers, directors and consultants of the Company. The options were granted for a two year term with an exercise price of $0.05 per share. Of the 5,000,000 granted, 2,100,000 were granted to our executive officers and the remaining 2,900,000 were granted to various consultants and advisors.

The Piute Valley Property

The Piute Valley Property is a potential gold project consisting of a leased patented mineral claim (the “Smith Lease”) and an option to acquire a 7/8th undivided interest in a number of unpatented mineral claims. We intend to focus our operations on the Smith Lease based on its development and status.

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

In addition to the Smith Lease, our Piute Valley Property includes an option to acquire a 7/8th undivided interest in 20 mineral claims, covering approximately 3,200 acres located in Clark County, Nevada (the “Optioned Claims”). Readers are cautioned that eight of the Optioned Claims appear to be invalid due to conflicts with patented claims or more senior claims. We are investigating this further in order to determine the exact extent of the conflict with these claims.

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

Lixiviation Technology

On April 2, 2007, we entered into a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. Under the terms of the Technology Agreement, we acquired a proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “Lixiviation Technology”) and certain laboratory equipment and facilities for the purposes of testing and utilizing the Lixiviation Technology (the “Phoenix Facility”). As consideration for the Lixiviation Technology and the Phoenix Facility, we are required to do the following:

(a)	pay to New Verde the sum of $300,000 for the purchase of the Lixiviation Technology and the Phoenix Facility as follows:

	(i)	$175,000 on or before May 31, 2007 (which amount has been paid); and

	(ii)	$125,000 of which $102,268 is outstanding.

(b)	issue 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology (which shares have been issued).

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Facility, we entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as our Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, we pay Mr. Gunnison a salary of $120,000 per annum.

On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the $102,268 owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval.

Phoenix Facility

Our Phoenix Facility is an industrial building of approximately 9,809 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 50 tons of head ore per day.

PLAN OF OPERATION

We anticipate that over the next twelve months our plan of operation for the Piute Valley Property will consist of:

1.

Completing a pilot production test on our Smith Lease. We have set up equipment consisting of a screening plant, trommel, pumps, two Falcon Concentrators and earth-moving equipment. The equipment is currently undergoing start-up and calibration and is expected to be fully operational within two weeks. Once operational, the concentrating equipment should be capable of processing 4 tons per hour. We expect to process approximately 500 tons of material from the property over our initial 14 day test period. In a previous test and while using a Falcon Gravity Concentrator, we were able to achieve a concentration ratio of 25-1, which validates that most of the gold bearing portion of 25 tons of ore can be reduced to one ton of concentrate over the recover processing. The concentrates will be trucked to the Phoenix Facility to be processed using our proprietary technology for the lixiviation of precious metals. The purpose of the test program is to validate our proposed production method, to confirm the existence of gold in the concentrates and confirm our ability to recover the gold using the Phoenix Facility. We anticipate that the cost of this phase will be approximately $280,000. To date we have incurred approximately $140,000 for the building of a mobile pilot plant on the property.

2.

Subject to successful completion of the pilot production test and our raising substantial financing, proceeding with the purchase of a larger concentrator to be installed on the Smith Lease. If we are able to raise financing and to purchase a concentrator, of which there is no assurance, we plan to commence the processing of mined material on the property at a rate of 1,200 tons per day.

3.	Exploring strategic partnerships for the exploration of the additional Piute Valley Property.

As of January 31, 2009, we had cash in the amount of $100,461. Accordingly, we do not have sufficient resources to meet the anticipated costs of completing our plan of operation on the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation of the Piute Valley Property, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

On October 5, 2007, we completed a merger with Royal Mines Inc. (“RMI”). The merger with RMI has been treated as a “reverse merger” for accounting purposes. As a result, RMI has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of RMI and not Royal Mines And Minerals Corp. The operations of Royal Mines And Minerals Corp. are included in the consolidated statement of operations from the effective date of the merger, October 5, 2007.

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(529,879)	(424,301)	24.9%	(1,109,940)	(1,310,674)	(15.3)%
Other Items	(19,475)	(119)	16,265.5%	(48,547)	2,466	(2,068.7)%
Net Loss	$(549,354)	$(424,420)	29.4%	$(1,158,487)	$(1,308,208)	(11.4)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Mineral exploration and evaluation expenses	$97,376	$201,991	(51.8)%	$357,935	$692,489	(48.3)%
General and administrative	407,503	197,310	106.5%	677,005	543,185	24.6%
Depreciation and amortization	25,000	25,000	0.0%	75,000	75,000	0.0%
Total Operating Expenses	$529,879	$424,301	24.9%	$1,109,940	$1,310,674	(15.3)%

Our operating expenses for the quarter ended January 31, 2009 increased as compared to the same quarter ended January 31, 2009.

Mineral exploration and evaluation expenses consisted of rent and processing extraction costs in connection with the Phoenix Facility. In addition, we also incurred consulting fees and labor expenses on our Piute Valley Property and the Phoenix Facility.

Our general and administrative expenses primarily consisted of consulting fees of: (i) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson, and to our Chief Financial Officer, Mr. Mitchell; (ii)

legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) stock option compensation expense of $342,550.

We anticipate that our operating expenses will increase significantly as we pursue our exploration and development programs for the Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At January 31, 2009	At April 30, 2008	Increase / (Decrease)
Current Assets	$150,861	$13,642	1,005.9%
Current Liabilities	(1,467,859)	(818,431)	79.4%
Working Capital Surplus (Deficit)	$(1,316,998)	$(804,789)	63.6%

Cash Flows

	Nine Months Ended
	January 31, 2009	January 31, 2008
Net Cash Used in Operating Activities	$(412,012)	$(1,336,225)
Net Cash Used In Investing Activities	(6,500)	(8,694)
Net Cash Provided By Financing Activities	509,179	1,068,845
Net Increase (Decrease) in Cash During Period	$90,667	$(276,074)

As at January 31, 2009, we had a working capital deficit of $1,316,998 as compared to a working capital deficit of $804,789 as at our year ended April 30, 2008. Our working capital deficit increased primarily as a result of (i) an increase in accounts payable due to the lack of capital needed to meet our ongoing expenditures; (ii) the fact that we recorded $271,000 as share subscriptions received under current liabilities as we had not yet issued the securities by the quarter ended January 31, 2009; and (iii) an increase in short term loans totaling $129,007 from two members of our Board of Directors and a shareholder holding five percent or more of our common stock. The loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

During the nine months ended January 31, 2009, our sole source of equity financing was from the sale of 200,000 Units at $0.50 per Unit for total proceeds of $100,000 on September 3, 2008.

Subsequent to our nine months ended January 31, 2009, we issued an aggregate of 22,876,840 Units for gross proceeds of $1,143,842 under three separate private placements. Each unit consists of of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.10 per share.

(a)	A total of 8,700,000 Units were issued under the U.S. Private Placement to persons who represented that they were accredited investors as defined under Regulation D.

(b)	A total of 10,776,840 Units were issued under the Foreign Private Placement to persons who represented that they were not U.S. Persons as defined by Regulation S.

(c)	A total of 3,400,000 Units were issued pursuant to Section 4(2) of the Securities Act to a director and two companies affiliated with our directors.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors is currently seeking to arrange financing to fund our operations. However, there is no assurance that we will be able to complete the sale of any additional securities under a private placement offering. Even if we complete the sale of all of the securities offered under a private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, we may not be able to complete our exploration and development programs on the Piute Valley Property.

As at January 31, 2009, we had cash on hand of $100,461 and accumulated net loss of $7,107,199 since inception. Our plan of operation calls for significant expenses in connection with the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors is currently seeking to arrange a private placement to fund our operations. However, there is no assurance that we will be able to complete the sale of any additional securities under a private placement offering. Even if we complete the sale of all of the securities offered under a private placement offering, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

In order to maintain our rights to the Piute Valley Property, we will be required to make annual filings with federal and state regulatory agencies and/or be required to complete assessment work on those properties.

In order to maintain our rights to the Piute Valley Property, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is nominal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Piute Valley Property. A failure by us to meet the annual maintenance requirements under federal and state laws could result in the loss of our rights to the Piute Valley Property.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended January 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended January 31, 2009.

ITEM 5. OTHER INFORMATION.

On March 13, 2009, we entered into a payment extension and license agreement (the “Payment Extension and License Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison in order to extend the date for the payment owed to New Verde. Under the terms of Payment Extension and License Agreement, New Verde agreed to extend the date for the payment of the outstanding balance owed under the Technology and Asset Purchase Agreement, being $102,268.35, to June 30, 2010. In consideration of the extension, we agreed to pay interest of 6% per annum on the outstanding balance from the date of the Payment Extension and License Agreement. As additional consideration, we granted to New Verde and Mr. Gunnison a non-exclusive worldwide license on our proprietary technology for lixiviation of metals from ore utilizing thiourea stabilization (the “License”). The License will only take effect upon the termination of the employment agreement between Mr. Gunnison and the Company whether terminated by Mr. Gunnison or the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)

Exhibit
Number	Description of Exhibits
3.3	Bylaws.(1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated January 20, 2006 between Multi Metal Mining Corp and the Company.(1)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.13	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.14	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.15	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.16	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.17	Residential Lease Agreement of La Cienega Office.(5)
10.18	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)
10.19	2008 Stock Incentive Plan.(6)
10.20	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)
10.21	Non-Qualified Stock Option Agreement between the Company and Jason Mitchell.(6)
10.22	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.23	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)
10.24	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.(9)

Exhibit
Number	Description of Exhibits
10.25	2009 Stock Incentive Plan.(10)
10.26	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(10)
10.27	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.(11)
10.28	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 16, 2009	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2009	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)