Form 10-K
period 2009-04-30
ROYAL MINES & MINERALS CORP
filed 2009-07-29
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). [   ] Yes    [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,408,013 as of October 31, 2008, based on the average of the closing bid of $0.15 and the closing ask of $0.31 as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 27, 2009, the Registrant had 75,179,852 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2009

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

We are a mineral exploration and development company engaged in: (i) the processing of ore at our processing and refining plant located in Phoenix, Arizona (the “Phoenix Facility”); and (ii) the exploration and development of our Piute Valley Property located in Clark County, Nevada.

Our Phoenix Facility is a compact, modular, cost efficient, turn-key operation, with a capacity to process up to 10 tons per day. In processing ore at our Phoenix Facility, we utilize our environmentally friendly proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose. During the fourth quarter of fiscal 2009, we entered into mineral processing contracts to toll process ore at our Phoenix Facility and earned our first revenues, although minimal, from the processing of ore at our Phoenix Facility.

Our Piute Valley Property is a potential gold project that consists of a mineral lease covering 20.61 acres of patented claims (the “Smith Lease”) and an option to acquire a 7/8th interest in twenty unpatented claims (the “BLM Claims”) located near the Smith Lease. Each BLM Claim is comprised of 160 acres. A description of the Piute Valley Property is set out below under “Item 2. Properties."

We are actively seeking to enter into agreements to license our Lixiviation Technology to third parties. We are also seeking to enter into joint ventures with third parties to explore and develop additional mining projects. There are no assurances that we will be able to license our Lixiviation Technology or enter into joint ventures for the exploration and development of additional mining projects.

Recent Corporate Developments

The following corporate developments occurred since our the filing of our Quarterly Report for the period ended January 31, 2009 with the Securities and Exchange Commission on March 17, 2009:

1.

We completed our pilot production test on the Smith Lease. During the pilot production test, we built and operated a gravity concentration circuit in an effort to create a high value concentrate material. The results from our test were very promising, although inconclusive as far as the commercial viability of the gravity concentration process. Consistent with prior tests, we confirmed the existence of gold in the concentrates. However the concentrates were irregular in nature and could not be used as a method to scale up production. We are currently in the process of having a third party concentration technology evaluate the material to see if they can get consistent, higher concentrate results.

2.	We also upgraded our Phoenix Facility with a larger filter press assembly to allow for increased tonnage. The new process rate is 1,000 lbs per hour.

3.

On March 24, 2009, we entered into a Proprietary Intellectual Property License Agreement (the “License Agreement”) with Greene Lyon Group, LLC ("GLG"), a Massachusetts company. We granted GLG an exclusive, non-transferable license, for a period of five years, to utilize our Lixiviation Technology for the extraction of precious metals from the electronic scrap that results from recycling of electronic products such as computers, monitors and television sets ("E-Ore") in North America. In exchange for the granting of the license, GLG has agreed to pay to us a licensing fee of the greater of $5,000 annually or a royalty of two percent (2%) of the value of the precious metals recovered utilizing the Lixiviation Technology.

4.	On April 2, 2009, we appointed Michael C. Boyko as a member of our Board of Directors.

5.

On July 16, 2009, we issued an aggregate of 2,500,000 Units. Each Unit is comprised of one share of the our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 US per share. We issued 500,000 Units to a director in reliance of Section 4(2) of the United States Securities Act of 1933, as amended, (the "Act") to settle outstanding indebtedness in the amount of $25,000 owed by us to the director. We also issued 2,000,000 Units to an existing shareholder in reliance of Regulation S of the Act to settle outstanding indebtedness in the amount of $100,000 owed by us to the existing shareholder. The existing shareholder represented that he was not a "US Person" as defined under Regulation S of the Act.

Phoenix Facility and Lixiviation Technology

On April 2, 2007, we acquired our interest in the Lixiviation Technology and our Phoenix Facility under the terms of a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. In consideration of the Lixiviation Technology and the Phoenix Facility, we paid and issued the following:

(a)	$300,000 to New Verde for the purchase of the Lixiviation Technology and the Phoenix Facility as follows:

	(i)	$175,000 (which amount has been paid); and

	(ii)	$125,000 of which $102,683 is outstanding.

(b)	issued 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology.

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Facility, we entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as our Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, we pay Mr. Gunnison a salary of $120,000 per annum. On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval.

Our Phoenix Facility is an industrial building of approximately 9,809 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 10 tons of ore per day. In processing ore at our Phoenix Facility, we utilize our Lixiviation

Technology, being a closed loop, zero liquid discharge, leach extraction process. Below is a basic diagram on the processing of ore at our Phoenix Facility.

The Piute Valley Property

The Piute Valley Property is a potential gold project consisting of the Smith Lease and the BLM Claims. We intend to focus our operations on the Smith Lease based on its development and status.

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

(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the Smith Lease (we have paid the annual rental fee through August 9, 2009); and

(c)

pay an annual royalty equal to five percent of “net smelting profit” from production. Net smelting profit is defined as the net profit derived from the sale of metals and minerals produced from the Smith Lease.

In addition to the Smith Lease, our BLM Claims consist of an option to acquire a 7/8th undivided interest in 20 mineral claims, covering approximately 3,200 acres located in Clark County, Nevada. Readers are cautioned that eight of the BLM Claims appear to be invalid due to conflicts with patented claims or more senior claims. We are investigating this further in order to determine the exact extent of the conflict with these claims.

Under the terms of various option agreements entered into in January 2007 (the “Option Agreements”) with certain optionors (the “Optionors”), we are required to issue to the Optionors the following consideration in order to maintain and exercise our option on the BLM Claims:

(a)	1,050,000 shares of common stock on execution of the Option Agreements (which shares have been issued);

(b)	an additional 420,000 shares of common stock on the fifth anniversary of the Option Agreements; and

(c)	an additional 210,000 shares of common stock on the tenth anniversary of the Option Agreements.

Compliance with Government Regulation

Our activities are subject to extensive federal, state, and local regulations in the United States. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Piute Valley Property, the extent of which cannot be predicted. Our Piute Valley Property is comprised of patented and unpatented mining claims located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the Piute Valley Property must be carried out in accordance with a permit issued by the Bureau of Land Management.

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

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark. We intend to seek patents with respect to the Lixiviation Technology.

Research and Development Expenditures

During our fiscal year ended April 30, 2009, we spent approximately $616,559 on research and development costs. In fiscal 2008, we spent approximately $815,022 on research and development costs.

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

If we do not obtain additional financing, we may not be able to continue our operations at our Phoenix Facility or complete our exploration and development programs on the Piute Valley Property.

As at April 30, 2009, we had cash on hand of $1,819 and accumulated net loss of $7,665,712 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

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

In order to maintain our rights to the Piute Valley Property, we will be required to make annual filings with federal and state regulatory authorities. Currently the amount of these fees is minimal; however, these maintenance fees are subject to adjustment. In addition, we may be required by federal and/or state legislation or regulations to complete minimum annual amounts of mineral exploration work on the Piute Valley Property. A failure by us to meet the annual maintenance requirements under federal and state laws could result in the loss of our rights to the Piute Valley Property.

Because we are an exploration stage company, we face a high risk of business failure.

As at April 30, 2009, we have earned our first revenues, although minimal from the processing of ore at our Phoenix Facility. Our primary business activities have involved the acquisition of the Piute Valley Property, the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning significant revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses prior to realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the operation of our Phoenix Facility or the exploration and development of our mineral property and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Even if we discover commercial reserves of precious metals on our Piute Valley Property, we may not be able to successfully obtain commercial production.

Our Piute Valley Property does not contain any known bodies of ore. If our exploration programs are successful in discovering ore of commercial tonnage and grade, we will require additional funds in order to place those mineral claims into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

Because we are an exploration stage company, our business has a high risk of failure.

As noted in our financial statements included with this Annual Report, we are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

As we undertake exploration of our Piute Valley Property, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

If the results of our geological exploration program indicate commercially exploitable reserves, and we decide to pursue commercial production of our mineral property, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

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

ITEM 2.               PROPERTIES.

Our principal office is at 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $600 per month. We are currently renting on a month to month basis, but have entered into a lease agreement commencing on May 1, 2009 and expiring on April 30, 2010.

We also rent premises located at 8005 La Cienega, Las Vegas, NV 89123, consisting of approximately 3,600 square feet, for use as office space, corporate housing, laboratory space and storage space, at a cost of $3,000 per month. We entered into a lease with respect to these premises which commenced in April 2006 and expired on May 30, 2008. We will continue to rent these premises on a month-to-month basis through September 2009.

We also lease our Phoenix Facility located at 2344 North 33rd Avenue, Maricopa, Arizona. The Phoenix Facility is leased pursuant to a Lease Agreement dated June 6, 2007 among ourselves, McKendry Enterprises Inc. and Profit Sharing Plan and Retirement Trust. The Phoenix Pilot Production Facility consists of an industrial building of approximately 9,809 square feet located on approximately 24,559 square feet of land. This lease agreement expires on June 30, 2010.

THE PIUTE VALLEY PROPERTY

Location, Climate, Infrastructure and Access

The Piute Valley Property consists of approximately 3,200 acres of lakebed exploration project, with underlying hard rock potential, located about 50 miles south of Las Vegas, Nevada.

Access is by vehicle from Las Vegas on Highway 95 to Searchlight, Nevada then by secondary roads southward. The area is typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Geology

The Piute Valley Property contains extensive sedimentary deposits, a part of an extensive basin filled with unconsolidated detritus and bounded by outcropping Miocene volcanic and intrusive rocks. Previous geologic work conducted from interpretation of satellite infrared imagery indicates the claims are overlaying a major east-west Fracture Zone as wide as 5-8 miles. Historically, gold mined from the area was produced principally from quartz-sulphide-hematite veins trending in the same east-west direction.

Metallurgy and Mineralogy

The Piute Valley Property has a complex mineralogy that requires a technical extension of conventional fire assay methods to identify the precious metals of gold, silver and platinum group metals, and unique and proprietary leaching and separation methods to extract the precious metals. The gold particles occur as micron clusters in a highly refractory aluminum silicate matrix that arrested the growth of the gold clusters and prevents their rapid solutioning, whether in high temperature molten flux used in fire assay (aluminum silicates melt at temperatures higher than conventional fire assay temperatures) or in chemical digestion (cyanidation does not attack the aluminum silicate coating). We have developed the necessary technology to “assay” the existence of the gold clusters and a process to extract, separate and purify any precious metals.

History of Exploration

In 2007, we initiated a sampling program on the Piute Valley Property to analyze the efficacy of conventional fire assay methodology for determining the grade of precious metals in samples from the property.

  January 2007 – 20 surface samples randomly collected from Section 2 Range 63E Township 29S were analyzed for Au at our Phoenix Facility. The samples were collected from excavating 3-5 feet from the surface, screened to -1/4”, further milled to 200 mesh, fire assayed, and separated into 1000 g (~2 lb) bench leaching. We completed this Phase I study on the precious metals recoverable composition and found high statistical variance in the results from the fire assay of 15 g (1/2 assay ton) and 30 g (full assay ton) samples. The 1000 g bench leaching, however, demonstrated consistent extraction results using our Lixivation Technology.

  February to July 2007 – We initiated a 6 month large-scale sampling program, Phase II study, designed to explore the precious metal values throughout the 1,280 acre position of the Piute Valley Property. Three 5 ton sampling efforts were conducted, each consisting of excavating 5-10 feet from the surface, screened to - 1/4”, further milled to 350 mesh, fire assayed, and separated into 1000 g (~2 lb) bench leaching, 100 kg batch leaching, and 2000 kg pilot-scale leaching. We completed this Phase II study and our results demonstrated consistent, scalable extraction economics from the 1000 g bench leaching, 100 kg batch leaching, and 2000 kg pilot-scale leaching. The gold grade of the head ore, calculated from the gold produced from the batch and pilot-scale leaching consistently yielded values at 4.65 g/t (~0.15 oz/ton) and higher.

Exploration Activities Conducted on the Piute Valley Property

Our current state of exploration involves a four phase exploration program to be undertaken on the Piute Valley Property to assess its potential to host gold and silver mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	Completed in January, 2008.
Phase III	Pilot Production Test on the Smith Lease.	$280,000	Completed in June, 2009.
Phase IV	Test diamond drilling of the prime targets for 20 acres production.	$500,000	Expected to be completed in December, 2009.
	Total Estimated Cost	$885,000

Our exploration program is intended to generate and prioritize target areas for implementation of our Lixiviation Technology. It has come to our attention that eight of our original mineral claims have been segregated by the Bureau of Land Management. A substantial portion of our previous exploration work on the Piute Valley Property was conducted on these invalid claims. However, we believe that the mineralization is homogenous throughout the Piute Valley and accordingly the results should be valid for the remaining claims.

Phase I Exploration Program

Work on Phase I of our exploration program was completed in October, 2007 and consisted of chain of custody surface exploration and a shallow drilling program to provide us with additional information on the mineralization, concentration efficacy, extraction efficiency, and processing economics of the former 2,560 acres portion of the Piute Valley Property.

Phase II Exploration Program

Work on Phase II of our exploration program was completed in January, 2008. Phase II of our exploration program consisted of drilling at a depth of up to 100 meters and was conducted in an area a half-mile wide that extended two miles south of the area immediately south of the Quartette Mine. All drilling was conducted on the Smith Lease.

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

Within the fiscal year ending April 30, 2008, we completed a pilot-scale processing study of the alluvial ore obtained from the Phase II portion of the exploration program. This processing study involved the gravity and floatation concentration of the head ore performed by Met-Solve Laboratories Inc. in Burnaby, British Columbia.

Phase III Exploration Program

We completed our pilot production test on the Smith Lease. During the pilot production test, we built and operated a gravity concentration circuit in an effort to create a high value concentrate material. The results from our test were very promising, although inconclusive as far as the commercial viability of the gravity concentration process. Consistent with prior tests, we confirmed the existence of gold in the concentrates. However the concentrates were irregular in nature and could not be used as a method to scale up production. We are currently in the process of having a third party concentration technology evaluate the material to see if they can get consistent, higher concentrate results.

Throughout our testing we found significant gold values in the head ore, that if efficiently concentrated should prove to be commercially viable. The range of value in our findings reveal between .03 to .11 oz per ton Au in the head ore. Once we prove out a viable method for concentration, we will scale up the process and begin immediate refinement in our Phoenix Facility.

Additional testing on the property revealed significant quartz structures, over 50 feet wide in some cases, between the 36’ and 44’ depth levels. These structures appear to be typical of the historic gold bearing material processed by local mining concerns in the past. The initial test results show values up to .49 oz per ton Au in the head ore. These findings have caused us to reevaluate our drilling plans and reapply for permits to drill out and map the property. Additional funding is required to properly drilling the claims.

Phase IV Exploration Program

Phase IV of our exploration program will involve the test diamond drilling of prime targets on the Smith Lease. The implementation of Phase IV of our exploration may require the filing of a Notice with the Federal Bureau of Land Management. We anticipate that this phase will cost approximately $500,000. The completion of the Phase IV portion of our current exploration program will depend on obtaining sufficient funds for the drilling and mineral analysis.

Our planned exploration program is exploratory in nature and no commercially extractable mineral reserves may ever be found.

ITEM 3.               LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended April 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2009		2008
	High	Low	High	Low
First Quarter ended July 31	$ 1.08	$ 0.55	$ 1.46	$ 1.01
Second Quarter ended October 31	$ 0.70	$ 0.15	$ 1.49	$ 1.05
Third Quarter ended January 31	$ 0.18	$ 0.03	$ 1.90	$ 0.51
Fourth Quarter ended April 30	$ 0.14	$ 0.03	$ 1.30	$ 0.51

The above quotations have been adjusted to reflect our three-for-one forward split, effective June 8, 2007. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser; and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 27, 2009, there were 128 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2009 have been reported by us in our Quarterly Reports or in our Current Reports filed with the SEC during the year.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

We anticipate that over the next twelve months our plan of operation for our Phoenix Facility and the Piute Valley Property will consist of:

1)

Upgrading our Phoenix Facility by: (a) installing another vibratory drum mill and filter press to increase the process rate at the Phoenix Facility to 2,000 lbs per hour; and (b) adding an electrowinning circuit to allow efficient extraction of high silver content material. We anticipate that we will require $500,000 in order to implement these upgrades at our Phoenix Facility.

2)

Implementing our drilling program of prime targets on the Smith Lease. The implementation of this drilling program may require the filing of a Notice with the Federal Bureau of Land Management. We anticipate that this drilling program will cost approximately $500,000. The completion of this drilling program will depend on obtaining sufficient funds for the drilling and mineral analysis.

3)

Proceeding with the purchase of a larger concentrator to be installed on the Smith Lease, subject to raising substantial financing and having a third party concentration technology evaluate the material from our pilot product test. If we are able to raise financing and purchase a concentrator, of which there is no assurance, we plan to commence the processing of mined material on the property.

4)	Exploring strategic partnerships for the exploration of the additional Piute Valley Property.

As of April 30, 2009, we had cash in the amount of $1,819. Accordingly, we do not have sufficient resources to meet the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

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

Summary of Year End Results

	Year Ended April 30,		Percentage
	2009	2008	Increase / (Decrease)
Revenue	$2,200	$-	100%
Expenses	(1,662,501)	(5,245,838)	(68.3)%
Other Items	(56,669)	(10,606)	434.3%
Net Loss	$(1,717,000)	$(5,256,444)	(67.3)%

Revenues

During the fiscal year ended April 30, 2009, we earned revenues of $2,200. These revenues consisted of $417 from a licensing fee and $1,783 from the processing of ore at our Phoenix Facility. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal.

Since the year ended April 30, 2009, we have earned approximately $39,800 from the processing of ore at our Phoenix Facility. We can provide no assurances that we earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our expenses for the year ended April 30, 2009 and 2008 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2009	April 30, 2008	(Decrease)
Mineral exploration and evaluation	$616,559	$815,022	(24.4)%
expenses
General and administrative	928,672	4,330,816	(78.6)%
Depreciation and amortization	117,270	100,000	17.3%
Total Expenses	$1,662,501	$5,245,838	(68.3)%

Our operating expenses for the quarter ended April 30, 2009 decreased as compared to the year ended April 30, 2009. The substantial decrease in our operating expenses primarily relates to $3,583,702 in compensation expense recognized for stock options issued in February 2008.

Mineral exploration and evaluation expenses consisted of rent and processing extraction costs in connection with our Phoenix Facility. In addition, we also incurred consulting fees and labor expenses on our Piute Valley Property and Phoenix Facility.

Our general and administrative expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson, and to our Chief Financial Officer, Mr. Mitchell; (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) stock option compensation expense of $342,550.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2009	2008
Net Cash used in Operating Activities	$(820,027)	$(1,593,118)
Net Cash used in Investing Activities	(191,400)	(13,194)
Net Cash Provided by Financing Activities	1,003,452	1,277,460
Net Decrease in Cash During Period	$(7,975)	$(328,852)

Working Capital
			Percentage
	At April 30, 2008	At April 30, 2008	Increase / (Decrease)
Current Assets	$1,819	$13,642	(86.7)%
Current Liabilities	(756,118)	(818,431)	(7.6)%
Working Capital Deficit	$(754,299)	$(804,789)	(6.3)%

As at April 30, 2009, we had a working capital deficit of $754,299 as compared to a working capital deficit of $804,789 as at our year ended April 30, 2008. Our working capital deficit decreased primarily as a result of a decrease in loans payable during the year ended April 30, 2009. We anticipate that our working capital deficit will increase due to the lack of capital to meet our ongoing expenditures, causing an increase in our accounts payable and in our primary source of financing of short term loans.

During the year ended April 30, 2009, we completed the following equity financings:

(a)

we issued 200,000 Units for gross proceeds of $100,000. Each Unit is comprised of one share of our common stock and one half of one share purchase warrant, with each whole warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.75 US per share;

(b)

we issued 450,760 Units to settle outstanding indebtedness in the amount of $135,228. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.50 US per share;

(c)	we issued 3,000,000 shares of common stock to one officer as compensation; and

(d)

we also issued an aggregate of 9,140,000 Units for proceeds of $457,000 and 13,736,840 Units to retire outstanding indebtedness of $686,842 under three separate private placements as follows: (i) 8,700,000 Units were issued to persons who represented that they were accredited investors as defined under Regulation D; (ii) 10,776,840 Units were issued to persons who represented that they were not U.S. Persons as defined by Regulation S; and (iii) 3,400,000 Units were issued pursuant to Section 4(2) of the Securities Act to a director and two companies affiliated with our directors. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 US per share.

Subsequent to our fiscal year ended April 30, 2009, we issued an aggregate of 2,500,000 Units. 2,000,000 Units were issued to a person who represented that they were not U.S. Persons as defined by Regulation S to settle outstanding indebtedness in the amount of $100,000, and 500,000 Units were issued to a director pursuant to Section 4(2) of the Securities Act to settle outstanding indebtedness in the amount of $25,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 US per share.

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

Exploration Costs – Mineral exploration costs are expensed as incurred.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended April 30, 2009 and 2008, including:

	a.	Balance Sheets at April 30, 2009 and April 30, 2008;

	b.	Statements of Operations for the year ended April 30, 2009, for the year ended April 30, 2008 and for the period from July 13, 2005 (date of Inception) to April 30, 2009;

	c.	Statement of Stockholders’ Equity (Deficit) for the period from July 13, 2005 (date of inception) to April 30, 2009;

	d.	Statements of Cash Flows for the year ended April 30, 2009 and for the year ended April 30, 2008 and for the period from July 13, 2005 (date of Inception) to April 30, 2009; and

	e.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royal Mines and Minerals Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2009 and April 30, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period July 13, 2005 (date of inception) to April 30, 2009. These financial statements are the responsibility of Royal Mines and Minerals Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2009 and April 30, 2008, and the results of its operations and cash flows for the years then ended, and for the period July 13, 2005 (date of inception) to April 30, 2009, in conformity with accounting principles generally accepted in The United States of America.

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

"Sarna & Company"

Sarna & Company,
Certified Public Accountants
Westlake Village, California
July 27, 2009

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET

	As of	As of
	April 30, 2009	April 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$1,819	$9,794
Prepaid expense	-	3,848
Total current assets	1,819	13,642

Property and equipment, net (Note 2)	277,797	200,167
Intellectual property, net (Note 3)	190,000	200,000
Mineral properties (Note 4)	29,000	22,500
Other assets	5,500	5,500
Total non-current assets	502,297	428,167

Total assets	$504,116	$441,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$177,239	$127,310
Accounts payable - related party (Note 5)	24,418	69,308
NVRM payable (Note 6)	102,683	102,683
Loans payable (Note 7)	382,569	502,276
Accrued interest - related party (Note 7)	64,626	13,013
Deferred revenue	4,583	-
Current portion of long-term debt	-	3,841
Total current liabilities	756,118	818,431

Long-term debt	-	-

Total liabilities	756,118	818,431

Commitments and contingencies (Note 8)

Stockholders' equity (deficit) (Note 9 and 10)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 72,679,852 and 46,152,252 shares,
respectively, issued and outstanding	72,680	46,152
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	7,341,030	5,525,938
Accumulated deficit during exploration stage	(7,665,712)	(5,948,712)
Total stockholders' equity (deficit)	(252,002)	(376,622)

Total liabilities and stockholders' equity (deficit)	$504,116	$441,809

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	April 30, 2009	April 30, 2008	April 30, 2009

Revenue	$2,200	$-	$2,200

Operating expenses
Mineral exploration and evaluation expenses	616,559	815,022	1,991,510
General and administrative (Note 10)	928,672	4,330,816	5,477,014
Depreciation and amortization (Note 2)	117,270	100,000	225,603

Total operating expenses	1,662,501	5,245,838	7,694,127

Loss from operations	(1,660,301)	(5,245,838)	(7,691,927)

Other income (expense):
Other income	-	-	94,115
Interest income	-	4,551	4,551
Interest expense	(56,699)	(15,157)	(72,451)

Total other income (expense)	(56,699)	(10,606)	26,215

Loss from operations before provision for income taxes	(1,717,000)	(5,256,444)	(7,665,712)

Income tax benefit	-	-	-

Net loss	$(1,717,000)	$(5,256,444)	$(7,665,712)

Loss per common share - basic and diluted:
Net loss	$(0.03)	$(0.13)

Weighted average common shares outstanding -
Basic and diluted	51,096,418	39,632,276

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, July 13, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	1,000	1	-	-	1
Net loss	-	-	-	(174,500)	(174,500)
Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)
Issuance of common stock for cash, $0.001 per share	12,500,000	12,500	-	-	12,500
Issuance of common stock for cash, $0.01 per share	7,800,000	7,800	70,200	-	78,000
Issuance of common stock for mineral property
options, $0.01 per share	1,050,000	1,050	9,450	-	10,500
Issuance of common stock for cash, $0.10 per share	1,250,000	1,250	123,750	-	125,000
Issuance of common stock for cash,
Reg. S - Private Placement, $0.10 per share	1,800,000	1,800	178,200	-	180,000
Issuance of common stock in acquisition of
intellectual property and equipment, $0.10 per share	2,000,000	2,000	198,000	-	200,000
Net loss	-	-	-	(517,768)	(517,768)
Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)
Issuance of common stock for cash and subscriptions received,
Reg. S - Private Placement, $0.25 per share	2,482,326	2,482	618,100	-	620,582
Issuance of common stock for cash,
Reg. D - Private Placement, $0.25 per share	3,300,000	3,300	821,700	-	825,000
Issuance of common stock in reverse
acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)
Issuance of stock options for 4,340,000 shares of common
stock to three officers and five consultants. (Note 10)	-	-	3,583,702	-	3,583,702
Net loss	-	-	-	(5,256,444)	(5,256,444)
Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)
Issuace of common stock for cash, Reg. S - Private Placement,
$0.50 per share; with attached warrants exercisable at $0.75 per share	200,000	200	99,800	-	100,000
Issuance of common stock in satisfaction of debt, Reg. S - $0.30 per share;
with attached warrants exercisable at $0.50 per share.	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common
stock to two officers and nine consultants. (Note 10)	-	-	342,550	-	342,550
Issuace of common stock for cash, $0.05 per share;
with attached warrants exercisable at $0.10 per share.	9,140,000	9,140	447,860	-	457,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Issuance of common stock in satisfaction of debt, $0.05 per share;
with attached warrants excercisable at $0.10 per share.	13,736,840	13,737	673,105	-	686,842

Issuance of common stock to one officer as compensation
pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000

Net loss	-	-	-	(1,717,000)	(1,717,000)

Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	April 30, 2009	April 30, 2008	April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,717,000)	$(5,256,444)	$(7,665,712)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	117,270	100,000	225,603
Stock based expenses (Note 10)	462,550	3,583,702	4,046,252
Changes in operating assets and liabilities:			-
Other current assets and liabilities	8,431	17,152	4,583
Other assets	-	(5,500)	(5,500)
Accounts payable and accrued interest	302,096	(81,336)	537,604
Accounts payable and accrued interest- related party	6,626	49,308	75,934

Net cash used in operating activities	(820,027)	(1,593,118)	(2,781,236)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,500)	(7,000)	(18,500)
Cash acquired on reverse merger	-	2,306	2,306
Purchase of fixed assets	(184,900)	(8,500)	(493,400)

Net cash used in investing activities	(191,400)	(13,194)	(509,594)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	557,000	1,445,581	2,398,081
Share subscriptions	-	(505,114)	-
Proceeds / (Payments) on long-term debt	(3,841)	(6,476)	-
Proceeds / (Payments) on borrowings	450,293	343,469	894,568

Net cash provided by financing activities	1,003,452	1,277,460	3,292,649

NET CHANGE IN CASH	(7,975)	(328,852)	1,819

CASH AT BEGINNING OF PERIOD	9,794	338,646	-

CASH AT END OF PERIOD	$1,819	$9,794	$1,819

SUPPLEMENTAL INFORMATION

Interest Paid	$1,093	$2,144	$3,833
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$(63,194)	$(63,194)
Stock issued in safisfaction of debt	$822,070	$-	$822,070
Stock issued as compensation	$120,000	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) generate ongoing revenues from the licensing of its proprietary, environmentally-friendly lixiviation process, 2) commercially extract and refine precious and base metals from others and its own mining assets, and 3) joint venture, acquire and develop projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

On October 6, 2007, a second merger was completed pursuant to an Agreement and Plan of Merger dated October 6, 2007 (the “Second Merger Agreement”) between Centrus and its wholly owned subsidiary, Centrus Sub, whereby Centrus Sub was merged with and into Centrus, with Centrus continuing as the surviving corporation (the “Second Merger”). As part of the Second Merger, Centrus changed its name from “Centrus Ventures Inc.” to “Royal Mines And Minerals Corp.” (“the Company”). Other than the name change, no amendments were made to the Articles of Incorporation.

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

Going Concern - As of April 30, 2009, the Company incurred cumulative net losses of approximately $7,665,712 from operations and has negative working capital of $754,299. The Company is still in the exploration stage and has not fully commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company’s objectives. The Company will seek additional

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosure about Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair value of the Company’s financial instruments approximate their fair value due to the short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Revenue Recognition – Revenues from processing ore are recognized when services are completed and billed. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred.

Research and Development - All research and development expenditures during the period have been charged to operations.

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 32,216,840 and 4,340,000 on April 30, 2009 and April 30, 2008, respectively

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

For acquired properties that do not constitute a business as defined in Emerging Issues Task Force Issue No. 98- 03 (“EITF 98-03”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New Accounting Pronouncements – In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post- retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year beginning May 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company does not currently have a benefit pension or any post-retirement benefit plans and the Company has determined that the adoption of this statement will have little or no effect on the Company’s financial position, results of operations, and disclosures.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning May 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position or results of operations.

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal years beginning May 1, 2009. Early adoption for an existing instrument is not permitted. The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s financial position or results of operations.

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The Company has determined that the adoption of this statement will have little or no effect on the Company’s financial position, results of operations, and disclosures.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning May 1, 2009 and will be applied retrospectively to all periods presented. The Company does not currently have convertible debt instruments and the Company has determined that the adoption of this statement will have little or no effect on the Company’s financial position, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning May 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s financial position, results of operations or cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that the adoption of this statement will have little or no effect on the Company’s financial position, results of operations, and disclosures.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning May 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning May 1, 2009 and is to be applied prospectively. This statement will impact how the Company accounts for future business combinations and the Company’s future financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB SFAS No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement had little or no effect on the Company’s financial position, results of operations, and disclosures.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2009	April 30, 2008
Process, lab and office equipment	$348,000	$308,500
Site Equipment	145,400	-
Less: accumulated depreciation	215,603	108,333
	$277,797	$200,167

3.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. A cash payment of $175,000 was paid in May 2007, and the balance of $102,683 ($125,000 less debt and payables assumed), on or before June 30, 2010. The purchase price was

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

3.	INTELLECTUAL PROPERTY (continued)

allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and will be amortized quarterly on a straight-line basis over a 5 year period starting with the recognition of revenue from the licensing of the Company’s technology. The Company recorded $10,000 of amortization expense for the year ended April 30, 2009.

4.	MINERAL PROPERTIES

As of April 30, 2009 and 2008, mineral properties totaling $29,000 and $22,500, respectively, consist of twenty (20) and twenty-four (24) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to segregation by the BLM.

On March 16, 2007 the Company entered into a lease agreement of property with one (1) mining claim, for a term of twenty years, for exploration and potential mining production on 20 acres in Searchlight, Nevada. The Company paid a one-time signing bonus of $5,000 upon execution of the agreement and pays a $4,000 rental fee each August. The Company will also pay an annual royalty equal to five (5) percent of the net profit from any mining production on the property.

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

As of April 30, 2009 and 2008, accounts payable – related party consisted of $24,418 and $69,308, respectively, due to directors and officers of the Company for consulting fees, administration fees and reimbursable expenses.

6.	NVRM PAYABLE

As of April 30, 2009 and 2008, NVRM payable consists of $102,683 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above. Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2010. As a condition of the extension, the payable will bear 6% interest annually.

7.	LOANS PAYABLE

As of April 30, 2009 and 2008, loans payable of $382,569 and $515,289, respectively, consists of borrowings, directly and indirectly, from two directors and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of April 30, 2009 and 2008, accrued interest – related party was $64,529 and $13,013, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of April 30, 2009 are as follows:

Fiscal year ending April 30, 2010	$88,500
Thereafter	$11,104

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2009 and 2008, there were 72,679,852 and 46,152,252 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

9.	STOCKHOLDERS’ EQUITY (continued)

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

m)

On February 24, 2009, the Company issued 9,140,000 units for $457,000 in cash and 13,736,840 units to retire corporate indebtedness under three separate private placement offerings. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share. The Company also entered into a management consulting agreement with an officer of the Company, and pursuant to the terms of the agreement issued an aggregate of 3,000,000 restricted shares of its common stock.

10.	STOCK INCENTIVE PLANS

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

10.	STOCK INCENTIVE PLANS (continued)

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

From the date of inception through April 30, 2009, compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

11.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2009 and 2008, the Company incurred $254,000 and $416,500, respectively, in consulting fees expense from companies with a common director or officer.

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

ITEM 9A(T).        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that its internal control over financial reporting was effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors.

Name	Age	Positions

K. Ian Matheson	68	Chief Executive Officer, President and Director

Jason S. Mitchell	39	Chief Financial Officer, Treasurer, Secretary and Director

Michael C. Boyko	37	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

K. Ian Matheson was appointed a member of our Board of Directors on June 25, 2008 and our Chief Executive Officer and President on November 19, 2008. Mr. Matheson earned a Bachelor of Commerce degree from the University of British Columbia in 1963. In 1964 and 1965 he attended McGill University in Montreal, Quebec where he earned a degree as a Chartered Accountant at the Quebec Institute of Chartered Accountants. He was admitted into the British Columbia Institute of Chartered Accountants in 1965. From 1965 to 1967 he worked as a Chartered Accountant with Coopers and Lybrand in Vancouver, BC. He is presently a member of the British Columbia Institute of Chartered Accountants and the Canadian Institute of Chartered Accountants. Mr. Matheson was a member of the board of directors of Searchlight Minerals Corp. (OTCBB) from February 10, 2005 to February 16, 2007. Mr. Matheson has also been a director and officer of numerous private companies that have been involved in the research and development of precious metals in the southern Nevada area.

Jason S. Mitchell was appointed our Chief Financial Officer and Treasurer on February 1, 2008, our Secretary on November 19, 2008, and a member of our Board of Directors on May 28, 2008. Mr. Mitchell is a Certified Public Accountant, who has, since April, 2005, been a self-employed financial consultant, providing consulting services and preparing financial statements for numerous companies. From October 1998 to October 2004, Mr. Mitchell was a corporate controller, principal accounting officer, vice president and manager of merger and acquisitions for USI Holdings Corporation, a Nasdaq listed insurance brokerage firm where Mr. Mitchell oversaw financial reporting responsibilities, prepared SEC annual and quarterly filings, generated financial models and assisted in its October 2002 $90 million initial public offering.

Michael C. Boyko was appointed a member of our Board of Directors on April 2, 2009. Mr. Boyko obtained his Bachelor of Science in Finance from Arizona State University and is a member of the AMIGOS – Arizona Mining Association and the Arizona Society for Mining Engineers. Since 2003, Mr. Boyko has been the president and owner of Advanced Integrated Resource, LLC, a private company that markets process equipment to the mining and power industry. From 2001 to 2003, Mr. Boyko was employed at T.A. Caid Industries, a private company, where he developed a new business segment focused on equipment representation and sales to mines and power plants. From 1998 to 2001, Mr. Boyko was the managing partner and vice president of business development of BME Engineering, a private company that focused on industrial process equipment for mines and power plants, where he managed sales, marketing and manufacturing. Mr. Boyko is also Mine Safety and Health Administration (MSHA) certified.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors does not maintain a separately-designated standing audit committee. As a result, all of our directors act as our audit committee. K. Ian Matheson, our Chief Executive Officer and President, and Jason S. Mitchell, our Chief Financial Officer, each meet the definition of an “audit committee financial expert.” Mr. Matheson and Mr. Mitchell are not independent as they act as executive officers.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our executive officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics was attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, filed on July 30, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, other than as described below, no other reports were required for those persons.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson CEO, President, Secretary and Director	One	One	None
Logan B. Anderson Former Vice-President (Finance)	One	One	None

ITEM 11.             EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
K. Ian Matheson(1) CEO, President & Director	2009 2008	$60,000 $60,000	$0 $0	$0 $0	$61,659 $0	$0 $0	$0 $0	$0 $0	$121,659 $60,000
Jason S. Mitchell(2) CFO, Treasurer, Secretary & Director	2009 2008	$144,000 $124,000	$0 $0	$120,000 $0	$82,212 $1,651,400	$0 $0	$0 $0	$0 $0	$346,212 $1,775,400
Logan B. Anderson(3) Former VP – Finance	2009 2008	$0 $0	$0 $0	$0 $0	$0 $289,008	$0 $0	$0 $0	$0 $0	$0 $289,008
William C. Tao(4) Former Executive Officer & Former Director	2009 2008	$97,500 $140,000	$0 $0	$0 $0	$0 $1,238,550	$0 $0	$0 $0	$0 $0	$97,500 $1,375,000
Kevin B. Epp(5) Former Executive Officer & Former Director	2009 2008	n/a $14,000	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $14,000

Notes:
(1)	Under the terms of a verbal agreement, we agreed to pay Pass Minerals Inc., a company controlled by Mr. Matheson, $5,000 per month for consulting services provided by Mr. Matheson.
(2)

The amounts paid to Mr. Mitchell during our fiscal year ended April 30, 2008 were pursuant to a verbal agreement to pay Mr. Mitchell $12,000 per month for management consulting services. Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month and we agreed to issue to Mr. Mitchell an aggregate of 3,000,000 restricted shares of our common stock to be distributed to Mr. Mitchell on the following basis (i) 750,000 Shares on February 24, 2009; (ii) 750,000 Shares on March 1, 2009; (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011. The amounts paid to Mr. Mitchell during the fiscal year ended April 30, 2009 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell.

(3)	Mr. Anderson was our VP - Finance from June 25, 2008 to September 11, 2008.
(4)

Dr. Tao was a member of our Board of Directors from October 5, 2007 to November 15, 2008. Dr. Tao was our Chief Financial Officer and Treasurer from October 5, 2007 to February 1, 2008 and our Chief Executive Officer, President and Secretary from October 5, 2007 to November 15, 2008. The amounts paid to Dr. Tao during the fiscal year ended April 30, 2009 were paid to WCT & Associates, a company controlled by Dr. Tao.

(5)

Mr. Epp was our sole director and sole executive officer since our inception to October 5, 2007. From February, 2006 to October, 2007, we paid to Mr. Epp a management fee of $2,800 per month pursuant to a verbal agreement. The agreement was on a month-to-month basis with no formal contract.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2009:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
K. Ian Matheson CEO, President & Director	900,000	--	--	$0.05	01/15/11	--	--
Jason S. Mitchell CFO, Treasurer, Secretary & Director	2,000,000 1,200,000	-- --	-- --	$0.74 $0.05	01/31/10 01/15/11	750,000(1) 750,000(2)	$81,750 $81,750
Michael C. Boyko Director	300,000	--	--	$0.05	01/15/11	--	--
William C. Tao Former CEO, Former President, Former Secretary & Former Director	1,500,000	--	--	$0.74	01/31/10	--	--
Logan B. Anderson Former VP - Finance	350,000 250,000	-- --	-- --	$0.74 $0.05	01/31/10 01/15/11	--	--

Notes:
(1)	750,000 shares of common stock will vest on March 1, 2010.
(2)	750,000 shares of common stock will vest on March 1, 2011.

DIRECTOR COMPENSATION TABLE

The following table sets forth the compensation paid to our directors for the fiscal year ended April 30, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael C. Boyko(1)	$0	-	$20,553	-	-	-	$20,553

Notes:
(1)	Mr. Boyko was appointed to our Board of Directors on April 2, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	9,340,000	$0.37	Nil

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

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options under the 2008 Plan, provided that they render bona fide services that are not in connection with the offer and sale of our securities in a capital-raising transaction and that they do not directly or indirectly promote or maintain a market for our securities.

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

The Plan terminates on February 1, 2018, unless sooner terminated by action of the Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2008 Plan. On March 31, 2009, our Board of Directors determined that: (a) no new options may be granted under the 2008 Plan; and (b) the 2008 Plan is to be terminated once all outstanding options granted under the 2008 Plan have been exercised, expired or otherwise terminated.

2009 Stock Incentive Plan

Effective January 12, 2009, our Board of Directors adopted our 2009 Stock Incentive Plan (the "2009 Plan"). The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 5,000,000 shares of our common stock are available for issuance under the 2009 Plan. However, the maximum aggregate number of shares of our common stock that may be optioned and sold under the 2009 Plan will increase effective on the first day of each of our fiscal quarters, after February 1, 2009, by an amount equal to the lesser of:

(a)	10% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or

(b)	such lesser number of shares of common stock as may be determined by our Board of Directors.

The 2009 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2009 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2009 Plan must be approved by our stockholders within 12 months of its adoption. The 2009 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2009 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2009 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2009 Plan terminates on January 11, 2019, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2009 Plan.

On April 6, 2009, we filed a Registration Statement on Form S-8 (Registration Number 333-158443) under the Securities Act of 1933, as amended, to register 5,000,000 shares of our common stock available for issuance under the 2009 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 27, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson CEO, President & Director	23,131,000 Shares (direct & indirect)(2)	27.4%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director	12,600,000 Shares (direct & indirect)(3)	15.5%
Common Stock	Michael C. Boyko Director	1,300,000 Shares (direct)(4)	*
Common Stock	All Officers and Directors as a Group (3 persons)	36,031,000 (direct & indirect)	40.5%
5% SHAREHOLDERS
Common Stock	William Charles Tao Former CEO, Former President, Former Secretary & Former Director 3135 Villa Marbella Circle Reno, NV 89509	6,062,500 (direct)(5)	7.9%
Common Stock	K. Ian Matheson CEO, President & Director 2215 Lucerne Circle Henderson, NV 89014	23,131,000 Shares (direct & indirect)(2)	27.4%
Common Stock	Harold C. Moll Box 866, Georgetown Grand Cayman, BWI	8,750,000 (direct)(6)	11.3%

Notes:
*	Less than 1%.
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 27, 2009. As of July 27, 2009, there were 75,179,852 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consist of: (i) 13,251,000 common shares held directly by Mr. Matheson; (ii) 180,000 common shares held by Mr. Matheson in trust; (iii) 400,000 common shares held by Royal City Minerals Inc., a company controlled by Mr. Matheson; (iv) warrants to acquire 8,000,000 common shares at an exercise price of $0.10 per share until February 23, 2011; (v) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until February 23, 2011; and (vi) an option to acquire 900,000 common shares at an exercise price of $0.05 per share until January 15, 2011.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consist of: (i) 4,400,000 common shares held directly by Mr. Mitchell; (ii) 2,000,000 common shares held by Pilot Plant Inc., a company that Mr. Mitchell is a shareholder, secretary, treasurer and a director; (iii) warrants to acquire 1,000,000 common shares at an exercise price of $0.10 per share until February 23, 2011; (iv) warrants to acquire 2,000,000 common shares held by Pilot Plant Inc. at an exercise price of $0.10 per share until February 23, 2011; (v) an option to acquire 2,000,000 common shares at an exercise price of $0.74 per share until January 31, 2010; and (vi) an option to acquire 1,200,000 common shares at an exercise price of $0.05 per share until January 15, 2011.

(4)

The number of shares listed as beneficially owned directly by Mr. Boyko consists of: (i) 500,000 common shares held by Mr. Boyko; (ii) warrants to acquire 500,000 common shares at an exercise price of $0.10 per share until July 15, 2011; and (iii) an option to acquire 300,000 common shares at an exercise price of $0.05 per share until January 15, 2011.

(5)

The number of shares listed as beneficially owned directly by Dr. Tao consists of: (i) 4,562,500 common shares held by Dr. Tao; and (ii) an option to purchase 1,500,000 common shares at an exercise price of $0.74 per share until January 15, 2010.

(6)

The number of shares listed as beneficially owned directly by Mr. Moll consists of: (i) 4,250,000 common shares held directly by Mr. Moll; (ii) warrants to acquire 500,000 common shares at an exercise price of $0.10 per share until January 15, 2011; and (iii) warrants to acquire 2,000,000 common shares at an exercise price of $0.10 per share until July 15, 2011.

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

Acquisition of Royal Mines Inc.

On October 5, 2007, we acquired Royal Mines Inc. (“RMI”) pursuant to the terms of an agreement and plan of merger dated September 24, 2007 (the “First Merger Agreement”) among ourselves, Royal Acquisition Corp., RMI and Kevin B. Epp, our former executive officer and director. Under the terms of First Merger Agreement, the following related transactions occurred:

(a)

Mr. Epp, our former executive officer and director, surrendered 23,500,000 shares of our common stock for cancellation in consideration of payment by us of $0.001 per share for an aggregate consideration of $23,500.

(c)

We exchanged 5,431,000 shares of RMI owned by K. Ian Matheson, our CEO, President and a member of our Board of Directors, for 5,431,000 shares of our common stock. We also exchanged 1,150,000 shares of RMI owned by Debra L. Matheson, the wife of Mr. Matheson, for 1,150,000 shares of our common stock.

(c)	We exchanged 4,562,500 shares of RMI owned by William Charles Tao, our former executive officer and director, for 4,562,000 shares of our common stock.

(d)	We exchanged 3,750,000 shares of RMI owned by Harold Moll, a beneficial holder of more than 5% of our issued and outstanding shares, for 3,750,000 shares of our common stock.

Indebtedness

We have received a number of short-term loans from our directors, officers and companies controlled by our directors and officers. The funds received from these loans have been used by us as general working capital as we pursue our plan of operation. A summary of the amounts owed to related parties is provided below:

(a)

As at April 30, 2009 and 2008, we were indebted to Mr. Matheson for principal amounts totaling $164,064 and $300,025, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Interest accrued during the years ended April 30, 2009 and 2008 in the amount of $38,205 and $6,020, respectively.

On February 24, 2009, we issued 8,000,000 units (each a “Unit”) to Mr. Matheson to settle outstanding indebtedness of $400,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 US per share.

(b)

As at April 30, 2009, we were indebted to Royal City Minerals Inc., a company controlled by Mr. Matheson, in the principal amount of $39,504. This amount is non-interest bearing, unsecured and due on demand. On February 24, 2009, we issued 400,000 Units to Royal City Minerals Inc. to settle outstanding indebtedness of $20,000.

(c)

As at April 30, 2009, we were indebted to Mr. Mitchell in the principal amount of $10,000. This amount is non-interest bearing, unsecured and due on demand. On February 24, 2009, we issued 1,000,000 Units to Mr. Mitchell to settle outstanding indebtedness of $50,000.

(d)

As at April 30, 2009, we were indebted to Pilot Plant Inc., a company controlled by Mr. Mitchell, in the principal amount of $20,000. This amount is non-interest bearing, unsecured and due on demand. On February 24, 2009, we issued 1,000,000 Units to Pilot Plant Inc. to settle outstanding indebtedness of $50,000.

(e)

As at April 30, 2009, we were indebted to Pass Minerals Inc., a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $31,000. This amount is non-interest bearing, unsecured and due on demand.

(f)

As at April 30, 2009, we were indebted to Gold Crown Minerals, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $15,000. This amount is non-interest bearing, unsecured and due on demand.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under FINRA Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Michael C. Boyko is the only member of our Board of Directors who is not an executive officer or employee. As such, Mr. Boyko is our sole independent director.

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

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended April 30, 2009 and April 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2009	Year Ended April 30, 2008

Audit Fees	$28,150	$27,700
Audit-Related Fees	$ NIL	$ NIL
Tax Fees	$ NIL	$ NIL
All Other Fees	$ NIL	$ NIL

Total	$28,150	$27,700

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)

3.3	Bylaws.(1)

3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)

4.1	Form of Share Certificate.(1)

10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)

10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)

10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)

10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)

10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)

10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)

10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)

10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)

10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)

10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)

10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)

10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)

10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)

Exhibit
Number	Description of Exhibits

10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)

10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)

10.16	Residential Lease Agreement of La Cienega Office.(5)

10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)

10.18	2008 Stock Incentive Plan.(6)

10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)

10.20	Non-Qualified Stock Option Agreement between the Company and Jason Mitchell.(6)

10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)

10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)

10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.(9)

10.24	2009 Stock Incentive Plan.(10)

10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(10)

10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.(11)

10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company.(12)

10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC.(13)

14.1	Code of Ethics.(3)

23.1	Consent of Sarna & Company.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	July 28, 2009	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	July 28, 2009	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 28, 2009	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	July 28, 2009	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	July 28, 2009	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director