Form 10-Q
period 2009-07-31
ROYAL MINES & MINERALS CORP
filed 2009-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [   ]    No [   ]

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 11, 2009, the Registrant had 82,724,852 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	July 31, 2009	April 30, 2009

ASSETS

Current assets
Cash and cash equivalents	$60,072	$1,819
Prepaid expense	-	-
Total current assets	60,072	1,819

Property and equipment, net (Note 2)	260,016	277,797
Intellectual property, net (Note 3)	180,000	190,000
Mineral properties (Note 4)	29,000	29,000
Other assets	5,500	5,500
Total non-current assets	474,516	502,297

Total assets	$534,588	$504,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$112,914	$177,239
Accounts payable - related party (Note 5)	32,000	24,418
NVRM payable (Note 6)	95,000	102,683
Loans payable - related party (Note 7)	770,149	382,569
Accrued interest - related party (Note 7)	78,192	64,626
Deferred revenue	3,333	4,583
Current portion of long-term debt	-	-
Total current liabilities	1,091,588	756,118

Long-term debt	-	-

Total liabilities	1,091,588	756,118

Commitments and contingencies (Note 8)

Stockholders' equity (deficit) (Note 9 and 10)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 75,179,852 and 72,679,852 shares,
respectively, issued and outstanding	75,180	72,680
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	7,463,530	7,341,030
Accumulated deficit during exploration stage	(8,095,710)	(7,665,712)
Total stockholders' equity (deficit)	(557,000)	(252,002)

Total liabilities and stockholders' equity (deficit)	$534,588	$504,116

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Three Months Ended		Through
	July 31, 2009	July 31, 2008	July 31, 2009

Revenue	$41,811	$-	$44,011

Operating expenses
Mineral exploration and evaluation expenses	263,484	136,903	2,254,994
General and administrative (Note 10)	148,033	116,704	5,625,047
Depreciation and amortization (Note 2)	46,515	25,000	272,118

Total operating expenses	458,032	278,607	8,152,159

Loss from operations	(416,221)	(278,607)	(8,108,148)

Other income (expense):
Other income	-	-	94,115
Interest income	-	-	4,551
Interest expense	(13,777)	(13,868)	(86,228)

Total other income (expense)	(13,777)	(13,868)	12,438

Loss from operations before provision for income taxes	(429,998)	(292,475)	(8,095,710)

Income tax benefit	-	-	-

Net loss	$(429,998)	$(292,475)	$(8,095,710)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	73,087,461	46,152,252

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

Issuance of common stock for cash, Reg. S - Private Placement,
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

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Issuance of common stock in satisfaction of debt, $0.05 per share;
with attached warrants exercisable at $0.10 per share.	13,736,840	13,737	673,105	-	686,842

Issuance of common stock to one officer as compensation
pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000

Net loss	-	-	-	(1,717,000)	(1,717,000)

Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)

Issuance of common stock in satisfaction of debt, $0.05 per share;
with attached warrants exercisable at $0.10 per share.	2,500,000	2,500	122,500	-	125,000

Net loss	-	-	-	(429,998)	(429,998)

Balance, July 31, 2009	75,179,852	$75,180	$7,463,530	$(8,095,710)	$(557,000)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	July 31, 2009	July 31, 2008	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,998)	$(292,475)	$(8,095,710)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	46,515	25,000	272,118
Stock based expenses (Note 10)	-	-	4,046,252
Changes in operating assets and liabilities:			-
Other current assets and liabilities	(8,933)	-	(4,350)
Other assets	-	-	(5,500)
Accounts payable and accrued interest	(64,325)	32,157	473,279
Accounts payable and accrued interest- related party	46,148	56,493	122,082

Net cash used in operating activities	(410,593)	(178,825)	(3,191,829)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(18,500)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(18,734)	-	(512,134)

Net cash used in investing activities	(18,734)	-	(528,328)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	-	2,398,081
Share subscriptions	-	100,000	-
Proceeds / (Payments) on long-term debt	-	(1,426)	-
Proceeds / (Payments) on borrowings	487,580	80,012	1,382,148

Net cash provided by financing activities	487,580	178,586	3,780,229

NET CHANGE IN CASH	58,253	(239)	60,072

CASH AT BEGINNING OF PERIOD	1,819	9,794	-

CASH AT END OF PERIOD	$60,072	$9,555	$60,072

SUPPLEMENTAL INFORMATION

Interest Paid	$1,093	$42	$3,833
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,194)
Stock issued in safisfaction of debt	$125,000	$-	$822,070
Stock issued as compensation	$-	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

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

Going Concern - As of July 31, 2009, the Company incurred cumulative net losses of approximately $8,095,710 from operations and has negative working capital of $1,031,516. The Company is still in the exploration stage and has not fully commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

JULY 31, 2009

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after April 30, 2006.

New Accounting Pronouncements – The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 168, The “FASB Accounting Standards Codification TM ” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The FASB has issued FASB Statement No. 167, “Amendment to FASB Interpretation No. 46(R)”. Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), ‘Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Adoption of this statement is not expected to have a material impact on the Company’s financial statements.

The FASB has issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risk related to the transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. Statement 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Adoption of this statement is not expected to have a material impact on the Company’s financial statements.

The FASB has issued FASB Statement No. 165, “Subsequent Events”. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. Specifically, Statements 165 provides: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Statement 165 is effective for interim or annual financial periods ending after June 15,

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

2009, and shall be applied prospectively. The required disclosures of this statement have been incorporated into the Company’s financial statements.

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting period as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim reporting period ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2009, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, was issued to provide additional guidance for estimating the fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2009, FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in FASB Statement No. 141 to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. This FSP eliminates the requirements to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement had little or no effect on the Company’s financial position, results of operations, and disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year beginning May 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company does not currently have a benefit pension or any post-retirement benefit plans and the Company has determined that the adoption of this statement will have little or no effect on the Company’s financial position, results of operations, and disclosures.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company is evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2009	April 30, 2009
Process, lab and office equipment	$366,734	$348,000
Site Equipment	145,400	145,400
Less: accumulated depreciation	252,118	215,603
	$260,016	$277,797

3.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The remaining cash payment balance of $95,000 (NVRM Payable) will be fully paid on or before June 30, 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and will be amortized quarterly on a straight-line basis over a 5 year period starting with the recognition of revenue from the licensing of the Company’s technology. The Company recorded $10,000 and zero of amortization expense for the three months ended July 31, 2009 and 2008, respectively.

4.	MINERAL PROPERTIES

As of July 31, 2009 and April 30, 2008, mineral properties totaling $29,000 and $29,000, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

4.	MINERAL PROPERTIES (continued)

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

As of July 31, 2009 and April 30, 2009, accounts payable – related party consisted of $32,000 and $24,418, respectively, due to directors and officers of the Company for consulting fees and reimbursable expenses.

6.	NVRM PAYABLE

As of July 31, 2009 and April 30, 2009, NVRM payable consists of $95,000 and $102,683, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 3). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2010. As a condition of the extension, the payable will bear 6% interest annually.

7.	LOANS PAYABLE

As of July 31, 2009 and April 30, 2009, loans payable of $770,149 and $382,569, respectively, consists of borrowings, directly and indirectly, from two directors and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of July 31, 2009 and April 30, 2009, accrued interest – related party was $78,192 and $64,626, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of July 31, 2009 are as follows:

Fiscal year ending April 30, 2010	$66,472
Thereafter	$11,104

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2009 and April 30, 2009, there were 75,179,852 and 72,679,852 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

	a)	On March 16, 2006, the Company issued 1,000 shares of common stock to one individual for cash at $0.001 per share.

	b)	On November 30, 2006, the Company issued 12,500,000 shares of common stock to three individuals for cash at $0.001 per share.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

9.	STOCKHOLDERS’ EQUITY (continued)

	c)	On December 29, 2006, the Company issued 7,800,000 shares of common stock for cash at $0.01 per share.

	d)	On January 10, 2007, the Company issued 1,050,000 shares of common stock for the purchase of 7/8ths interest in 24 minerals claims at $0.01 per share.

	e)	On February 28, 2007, the Company issued 1,250,000 shares of common stock to three individuals for cash at $0.10 per share.

	f)	On March 31, 2007, the Company issued 1,800,000 shares of common stock to four individuals for cash at $0.10 per share.

	g)	On April 2, 2007, the Company issued 2,000,000 shares of common stock to one individual, in connection with the NVRM Agreement, for the purchase of intellectual property and equipment.

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

n)

On July 16, 2009, the Company issued 2,500,000 units to retire corporate indebtedness under two separate private placement offerings. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

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

From the date of inception through July 31, 2009, compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JULY 31, 2009

10.	STOCK INCENTIVE PLANS (continued)

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

From the date of inception through July 31, 2009, compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

11.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2009 and 2008, the Company incurred $66,000 and $96,000, respectively, in consulting fees expense from companies with a common director or officer.

12.	SUBSEQUENT EVENTS

On August 4, 2009, the Company issued 295,000 shares of common stock for warrants exercised at $0.10 per share in satisfaction of debt.

On August 4, 2009, the Company issued 750,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt.

On August 14, 2009, the Company issued 3,000,000 shares of common stock to an investor relations services firm pursuant to the terms of the consulting agreement.

On August 18, 2009, the Company issued 3,500,000 units at a price of $0.10 per unit in satisfaction of debt, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.20 per share for a period of two years from the date of issue.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II –Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada.

We plan to focus our business on toll processing mined ore for third party mining companies at our processing and refining plant located in Phoenix, Arizona (the “Phoenix Facility”). During the three months ended July 31, 2009, we continued to earn revenues, although minimal, from the processing of ore at our Phoenix Facility. Our Phoenix Facility is a compact, modular, cost efficient, turn-key operation, with a capacity to process up to 10 tons per day. In processing ore at our Phoenix Facility, we utilize our environmentally friendly proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose.

We also plan to engage in the exploration and development of our Piute Valley Property located in Clark County, Nevada. Our Piute Valley Property is a potential gold project that consists of a mineral lease covering 20.61 acres of patented claims (the “Smith Lease”) and an option to acquire a 7/8th interest in 20 unpatented claims (the “BLM Claims”) located near the Smith Lease. Each BLM Claim is comprised of 160 acres.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our the filing on July 29, 2009 of our Annual Report for the fiscal year ended April 30, 2009 with the Securities and Exchange Commission:

1.

We completed our pilot production test on the Smith Lease during the year ended April 30, 2009. The results from our test were very promising, although inconclusive as far as the commercial viability of the gravity concentration process. Accordingly, we had a third party concentration technology evaluate the material to see if they can get consistent, higher concentrate results. However, the third party’s results were inconclusive. We have decided to delay further testing until we obtain additional financing, of which there is no assurance.

2.

On August 12, 2009, we entered into a license agreement with Brecheisen Company, Inc., Keith D. Brecheisen and Lorna J. Brecheisen (collectively, the “Licensors”) whereby the Licensors granted us a license to use their proprietary technology to recover metals from ore using low temperature fusion (the “License”). In consideration of the License, we granted the Licensors a gross revenue royalty of eight percent of the gross revenue earned from using the License. The term of the License is for a period of 99 years and is restricted to the geographic areas of Maricopa County, Arizona and Clark County, Nevada.

3.

On August 14, 2009, we entered into an agreement (the “Mirador Consulting Agreement”) with Mirador Consulting, Inc. (“Mirador”) whereby Mirador will assist us in our efforts to seek out equity financing and will provide us with investor relations services for a period of six months ending February 14, 2010.

In consideration of the services to be provided by Mirador, we agreed to pay Mirador $6,700 in respect of the first month and $4,000 for each month thereafter during the term of the Mirador Consulting Agreement and to accept the subscription by Mirador to purchase 3,000,000 shares of our common stock at an aggregate purchase price of $3,000. The shares will be delivered to Mirador as follows: 1,500,000 upon signing of the Mirador Consulting Agreement and 1,500,000 on or before November 15, 2009, provided that the Mirador Consulting Agreement is not terminated before that date. In the event the Mirador Consulting Agreement is terminated prior to November 15, 2009, Mirador will surrender 1,500,000 shares for cancellation against reimbursement of the purchase price. The shares were issued to Mirador in reliance upon Rule 506 of Regulation D promulgated under the Securities Act based upon representations provided by Mirador that it is an “accredited investor” as defined in Rule 501 of Regulation D.

4.

On August 18, 2009, we issued 3,500,000 units, with each unit being comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.20 US per share. The units were issued to settle outstanding indebtedness in the amount of $350,000 owed by us to the investor. The units were issued pursuant to Section 4(2) of the Securities Act. The investor is a limited liability company and Mr. Matheson, our Chief Executive Officer, and Mr. Mitchell, our Chief Financial Officer, are each 1/8th managing members of the investor.

PHOENIX FACILITY AND LIXIVIATION TECHNOLOGY

We acquired our interest in the Lixiviation Technology and our Phoenix Facility on April 2, 2007 under the terms of a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. In consideration of the Lixiviation Technology and the Phoenix Facility, we paid and issued the following:

(a)	$300,000 to New Verde for the purchase of the equipment within the Phoenix Facility as follows:

	(i)	$175,000 upon execution of the Technology Agreement (which amount has been paid); and

	(ii)	$125,000 of which $95,000 is outstanding.

(b)	issued 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology.

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

The Smith Lease is a leased patented mineral claim covering approximately 20.61 acres located in Clark County, Nevada. We acquired our interest in the Smith Lease upon entering into a Restatement and Amendment to Lease Agreement dated April 12, 2007 (the “Lease Agreement”) with Erline Y. Smith, Trustee, Erline Y. Smith Trust and Lawana Hooper (collectively referred to as the “Lessors”). Under the terms of the Lease Agreement, we were granted the right to explore, and if proved feasible, develop the Smith Lease. These rights were granted as a lease for a term of 20 years. As consideration for the Smith Lease, we agreed to do the following:

(a)	pay $5,000 to the Lessors upon execution of the Lease Agreement (which amount has been paid);

(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the Smith Lease (we have paid the annual rental fee through August 9, 2010); and

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

PLAN OF OPERATION

Our plan of operation over the next twelve months is to focus our financial resources on the continued development of our ore processing business at our Phoenix Facility. We continue to seek out to enter into ore processing agreements with third party mining companies to process ore at our Phoenix Facility. However, there are no assurances that we will be able to enter into any ore processing agreements with third party mining companies on terms acceptable to us or at all.

We anticipate that over the next twelve months our plan of operation for our Phoenix Facility and the Piute Valley Property will consist of:

1.

Upgrading our Phoenix Facility by: (a) installing another vibratory drum mill and filter press to increase the process rate at the Phoenix Facility to 2,000 lbs per hour; and (b) adding an electrowinning circuit to allow efficient extraction of high silver content material. We anticipate that we will require $500,000 in order to implement these upgrades at our Phoenix Facility.

2.

Implementing our drilling program of prime targets on the Smith Lease. The implementation of this drilling program may require the filing of a Notice with the Federal Bureau of Land Management. We anticipate that this drilling program will cost approximately $500,000. The completion of this drilling program will depend on obtaining sufficient funds for the drilling and mineral analysis.

3.

Proceeding with the purchase of a larger concentrator to be installed on the Smith Lease, subject to raising substantial financing and having a third party concentration technology evaluate the material from our pilot product test. If we are able to raise financing and purchase a concentrator, of which there is no assurance, we plan to commence the processing of mined material on the property.

4.	Exploring strategic partnerships for the exploration of the additional Piute Valley Property.

As of July 31, 2009, we had cash in the amount of $60,072. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	July 31, 2009	July 31, 2008	Increase / (Decrease)
Revenue	$41,811	$-	n/a
Operating Expenses	(458,032)	(278,607)	64.4%
Interest Expense	(13,777)	(13,868)	(0.7%)
Net Loss	$(458,032)	$(292,475)	47.0%

Revenues

During the three months ended July 31, 2009, we earned revenues of $41,811. These revenues consisted of $40,561 from the processing of ore at our Phoenix Facility and $1,250 from a licensing fee. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three months ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
			Percentage
	July 31, 2009	July 31, 2008	Increase / (Decrease)
Mineral Exploration and Evaluation	$263,484	$136,903	92.5%
Expenses
General and Administrative	148,033	116,704	26.8%
Depreciation and Amortization	46,515	25,000	86.1%
Total Operating Expenses	$416,221	$278,607	49.4%

Our operating expenses for the three months ended July 31, 2009 increased as compared to the three months ended July 31, 2008. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation expenses due to expenses incurred in connection with our exploration and development program on the Smith Lease.

Mineral exploration and evaluation expenses consisted of rent and processing extraction costs in connection with our Phoenix Facility and exploration and development expenses on the Smith Lease. In addition, we also incurred consulting fees and labor expenses on our Piute Valley Property and Phoenix Facility.

Our general and administrative expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson, to our Chief Financial Officer, Mr. Mitchell, and to a member of our Board of Directors, Mr. Boyko; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2009	At April 30, 2009	Increase / (Decrease)
Current Assets	$60,072	$1,819	3,202.5%
Current Liabilities	(1,091,588)	(756,118)	44.4%
Working Capital Deficit	$(1,031,516)	$(754,299)	36.8%

Cash Flows
	Three Months Ended
	July 31, 2009	July 31, 2008
Net Cash Used in Operating Activities	$(410,593)	$(178,825)
Net Cash Used In Investing Activities	(18,734)	-
Net Cash Provided By Financing Activities	487,580	178,586
Net Increase (Decrease) in Cash During Period	$58,253	$(239)

As at July 31, 2009, we had a working capital deficit of $1,031,516 as compared to a working capital deficit of $754,299 as at our year ended April 30, 2009. Our working capital deficit increased due to the lack of capital to meet our ongoing expenditures, causing an increase in our short term loans to fund our ongoing operations. During the three months ended July 31, 2009, we received short term loans totaling $487,580. These loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

During the three months ended July 31, 2009, we issued an aggregate of 2,500,000 Units to settle outstanding indebtedness of $125,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.10 US per share until July 15, 2011. We issued 500,000 Units to a director in reliance of Section 4(2) of the Securities Act to settle outstanding indebtedness in the amount of $25,000 owed by us to the director. We also issued 2,000,000 Units to an existing shareholder in reliance of Regulation S of the Securities Act to settle outstanding indebtedness in the amount of $100,000 owed by us to the existing shareholder. The existing shareholder represented that he was not a "US Person" as defined under Regulation S of the Securities Act.

Subsequent to our three months ended July 31, 2009, we issued 3,500,000 units to settle outstanding indebtedness of $350,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.20 US per share until August 17, 2011. The units were issued pursuant to Section 4(2) of the Securities Act. The investor is a limited liability company and Mr. Matheson, our Chief Executive Officer, and Mr. Mitchell, our Chief Financial Officer, are each 1/8th managing members of the investor.

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

Mineral Property Rights – We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents the fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs – Mineral exploration costs are expensed as incurred.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at July 31, 2009, we had cash on hand of $60,072 and accumulated net loss of $8,095,710 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

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

We have commenced earning revenues, although minimal, from the processing of ore at our Phoenix Facility. Our primary business activities have involved the acquisition of the Piute Valley Property, the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended July 31, 2009.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended July 31, 2009.

ITEM 5.            OTHER INFORMATION.

On August 12, 2009, we entered into a license agreement with Brecheisen Company, Inc., Keith D. Brecheisen and Lorna J. Brecheisen (collectively, the “Licensors”) whereby the Licensors granted us a license to use their proprietary technology to recover metals from ore using low temperature fusion (the “License”). In consideration of the License, we granted the Licensors a gross revenue royalty of eight percent of the gross revenue earned from using the License. The term of the License is for a period of 99 years and is restricted to the geographic areas of Maricopa County, Arizona and Clark County, Nevada.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)

3.3	Bylaws.(1)

3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)

4.1	Form of Share Certificate.(1)

10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)

10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)

10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and

Exhibit
Number	Description of Exhibits

Royal Mines Inc.(5)

10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)

10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)

10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)

10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)

10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)

10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)

10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)

10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)

10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)

10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)

10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)

10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)

10.16	Residential Lease Agreement of La Cienega Office.(5)

10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)

10.18	2008 Stock Incentive Plan.(6)

10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)

10.20	Non-Qualified Stock Option Agreement between the Company and Jason Mitchell.(6)

10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)

10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)

10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.(9)

10.24	2009 Stock Incentive Plan.(10)

10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(10)

10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.(11)

10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company.(12)

10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC.(13)

10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc.(14)

10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company.

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics.(3)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 14, 2009	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2009	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)