Form 10-Q
period 2009-10-31
ROYAL MINES & MINERALS CORP
filed 2009-12-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 11, 2009, the Registrant had 81,224,852 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

2

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	October 31, 2009	April 30, 2009

ASSETS

Current assets
Cash and cash equivalents	$28,873	$1,819
Prepaid expense	-	-
Loan Receivable	70,000	-
Total current assets	98,873	1,819

Property and equipment, net	298,731	277,797
Intellectual property, net	170,000	190,000
Mineral properties	35,800	29,000
Other assets	5,500	5,500
Total non-current assets	510,031	502,297

Total assets	$608,904	$504,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$65,130	$177,239
Accounts payable - related party	57,000	24,418
NVRM payable	90,000	102,683
Loans payable - related party	763,839	382,569
Loans payable	70,000	-
Accrued interest - related party	93,731	64,626
Deferred revenue	2,083	4,583
Current portion of long-term debt	-	-
Total current liabilities	1,141,783	756,118

Long-term debt	-	-

Total liabilities	1,141,783	756,118

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares
authorized, 81,224,852 and 72,679,852 shares,
respectively, issued and outstanding	81,225	72,680
Preferred stock, $0.001 par value; 100,000,000 shares
authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	7,875,985	7,341,030
Accumulated deficit during exploration stage	(8,490,089)	(7,665,712)
Total stockholders' equity (deficit)	(532,879)	(252,002)

Total liabilities and stockholders' equity (deficit)	$608,904	$504,116

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008	October 31, 2009

Revenue	$1,500	$-	$43,311	$-	$45,511

Operating expenses
Mineral exploration and evaluation expenses	184,838	123,656	448,322	260,559	2,439,832
General and administrative	145,348	152,799	293,381	269,502	5,770,395
Depreciation and amortization	50,154	25,000	96,669	50,000	322,272

Total operating expenses	380,340	301,455	838,372	580,061	8,532,499

Loss from operations	(378,840)	(301,455)	(795,061)	(580,061)	(8,486,988)

Other income (expense):
Other income	-	-	-	-	94,115
Interest income	-	-	-	-	4,551
Interest expense	(15,539)	(15,203)	(29,316)	(29,072)	(101,767)

Total other income (expense)	(15,539)	(15,203)	(29,316)	(29,072)	(3,101)

Loss from operations before provision for income taxes	(394,379)	(316,658)	(824,377)	(609,133)	(8,490,089)

Income tax benefit	-	-	-	-	-

Net loss	$(394,379)	$(316,658)	$(824,377)	$(609,133)	$(8,490,089)

Loss per common share - basic and diluted:
Net loss	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	80,266,374	46,278,339	76,676,917	46,215,295

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
Issuance of common stock in satisfaction of debt, Reg. S - $0.30 per share,
with attached warrants exercisable at $0.50 per share.	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common
stock to two officers and nine consultants.	-	-	342,550	-	342,550
Issuace of common stock for cash, $0.05 per share,
with attached warrants exercisable at $0.10 per share.	9,140,000	9,140	447,860	-	457,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock in satisfaction of debt, $0.05 per share,
with attached warrants exercisable at $0.10 per share.	13,736,840	13,737	673,105	-	686,842
Issuance of common stock to one officer as compensation
pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000
Net loss	-	-	-	(1,717,000)	(1,717,000)
Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)
Issuance of common stock in satisfaction of debt, $0.05 per share,
with attached warrants exercisable at $0.10 per share.	2,500,000	2,500	122,500	-	125,000
Issuance of common stock for warrants excercised, $0.10 per share,
in satisfaction of debt.	295,000	295	29,205	-	29,500
Issuance of common stock for options excercised, $0.05 per share,
in satisfaction of debt.	750,000	750	36,750	-	37,500
Issuance of common stock to investor relations services firm
pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500
Issuance of common stock in satisfaction of debt, $0.10 per share,
with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000
Net loss	-	-	-	(824,377)	(824,377)
Balance, October 31, 2009	81,224,852	$81,225	$7,875,985	$(8,490,089)	$(532,879)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Six Months Ended		Through
	October 31, 2009	October 31, 2008	October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(824,377)	$(609,133)	$(8,490,089)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation and amortization	96,669	50,000	322,272
Stock based expenses	-	-	4,046,252
Changes in operating assets and liabilities:			-
Other current assets and liabilities	(13,792)	3,848	(9,209)
Other assets	-	-	(5,500)
Loan receivable	(70,000)	-	(70,000)
Accounts payable and accrued interest	(46,501)	82,991	491,103
Accounts payable and accrued interest- related party	86,687	247,873	162,621

Net cash used in operating activities	(771,314)	(224,421)	(3,552,550)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,800)	(6,500)	(25,300)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(97,603)	-	(591,003)

Net cash used in investing activities	(104,403)	(6,500)	(613,997)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,500	100,000	2,399,581
Share subscriptions	-	-	-
Proceeds / (Payments) on long-term debt	-	(2,869)	-
Proceeds / (Payments) on borrowings	901,271	130,022	1,795,839

Net cash provided by financing activities	902,771	227,153	4,195,420

NET CHANGE IN CASH	27,054	(3,768)	28,873

CASH AT BEGINNING OF PERIOD	1,819	9,794	-

CASH AT END OF PERIOD	$28,873	$6,026	$28,873

SUPPLEMENTAL INFORMATION

Interest Paid	$1,093	$90	$3,833
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,194)
Stock issued in safisfaction of debt	$542,000	$-	$1,364,070
Stock issued as compensation	$-	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

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

Going Concern - As of October 31, 2009, the Company incurred cumulative net losses of approximately $8,490,089 from operations and has negative working capital of $1,042,910. The Company is still in the exploration stage and has not fully commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

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

OCTOBER 31, 2009

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

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 37,722,600 and 4,440,000 on October 31, 2009 and October 31, 2008, respectively

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

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

For acquired properties that do not constitute a business as defined in Emerging Issues Task Force Issue No. 98-03 (“EITF 98-03”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

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

OCTOBER 31, 2009

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

OCTOBER 31, 2009

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

OCTOBER 31, 2009

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

OCTOBER 31, 2009

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company is evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

2.	LOAN RECEIVABLE

On October 8, 2009, the Company advanced $70,000 to Golden Anvil, SA de CV, a potential joint venture partner, which bears no interest and is secured by precious metal concentrates shipped to our Phoenix Facility.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2009	April 30, 2009
Process, lab and office equipment	$411,734	$348,000
Site Equipment	179,269	145,400
Less: accumulated depreciation	292,272	215,603
	$298,731	$277,797

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The remaining cash payment balance of $90,000 (NVRM Payable) will be fully paid on or before June 30, 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and will be amortized quarterly on a straight-line basis over a 5 year period starting with the recognition of revenue from the licensing of the Company’s technology. The Company recorded $20,000 and zero of amortization expense for the six months ended October 31, 2009 and 2008, respectively.

5.	MINERAL PROPERTIES

As of October 31, 2009 and April 30, 2008, mineral properties totaling $35,800 and $29,000, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

On March 16, 2007 the Company entered into a lease agreement of property with one (1) mining claim, for a term of twenty years, for exploration and potential mining production on 20 acres in Searchlight, Nevada. The

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

5.	MINERAL PROPERTIES (continued)

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

As of October 31, 2009 and April 30, 2009, accounts payable – related party consisted of $57,000 and $24,418, respectively, due to directors and officers of the Company for consulting fees and reimbursable expenses.

7.	NVRM PAYABLE

As of October 31, 2009 and April 30, 2009, NVRM payable consists of $90,000 and $102,683, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 3). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2010. As a condition of the extension, the payable will bear 6% interest annually.

8.	LOANS PAYABLE – RELATED PARTY

As of October 31, 2009 and April 30, 2009, loans payable of $763,839 and $382,569, respectively, consists of borrowings, directly and indirectly, from two directors and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of October 31, 2009 and April 30, 2009, accrued interest – related party was $93,731 and $64,626, respectively.

9.	LOANS PAYABLE

As of October 31, 2009 and April 30, 2009, loans payable of $70,000 and zero, respectively, consists of borrowings of the Company that bear no interest, are unsecured and are due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of October 31, 2009 are as follows:

Fiscal year ending April 30, 2010	$34,834
Fiscal year ending April 30, 2011	$55,358
Fiscal year ending April 30, 2012	$57,771
Thereafter	$88,967

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of October 31, 2009 and April 30, 2009, there were 81,224,852 and 72,679,852 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

11.	STOCKHOLDERS’ EQUITY (continued)

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

	o)	On August 4, 2009, the Company issued 295,000 shares of common stock for warrants exercised at $0.10 per share in satisfaction of debt.

	p)	On August 4, 2009, the Company issued 750,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt.

	q)	On August 14, 2009, the Company issued 1,500,000 shares of common stock to an investor relations services firm pursuant to the terms of the consulting agreement.

r)

On August 18, 2009, the Company issued 3,500,000 units at a price of $0.10 per unit in satisfaction of debt, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.20 per share for a period of two years from the date of issue.

12.	STOCK INCENTIVE PLANS

2009 Stock Incentive Plan - Effective January 12, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan"). The 2009 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2009 Plan.

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011.

From the date of inception through October 31, 2009, compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

Effective December 7, 2009, the Company suspended the 2009 Plan. No new options may be granted under the 2009 Plan and the 2009 Plan will be terminated once all outstanding options granted under the 2009 Plan have been exercised, expired or otherwise terminated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

OCTOBER 31, 2009

12.	STOCK INCENTIVE PLANS (continued)

2008 Stock Incentive Plan - Effective February 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan"). The 2008 Plan allowed the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 4,600,000 shares of the Company’s common stock are available for issuance under the 2008 Plan.

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 31, 2010.

From the date of inception through October 31, 2009, compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

13.	RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2009 and 2008, the Company incurred $81,000 and $81,000, respectively, in consulting fees expense from companies with a common director or officer. For the six months ended October 31, 2009 and 2008, the Company incurred $162,000 and $177,000, respectively, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

2010 Stock Incentive Plan - Effective December 7, 2009, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan"). The 2010 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 10,000,000 shares of the Company’s common stock are available for issuance under the 2010 Plan. However, the Company may increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2010 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2010 Plan shall at no time be greater than 12.5% of the total number of shares of common stock outstanding.

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from mined ore at our Phoenix Facility; (ii) joint venture, acquire and develop mining projects in North America; and (iii) generate ongoing revenues from the licensing of our proprietary, environmentally-friendly lixiviation.

We are focusing our business on toll processing mined ore for third party mining companies at our processing and refining plant located in Phoenix, Arizona (the “Phoenix Facility”). Our Phoenix Facility is a compact, modular, cost efficient, turn-key operation, with a capacity to process up to 10 tons per day. In processing ore at our Phoenix Facility, we utilize our environmentally friendly proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose.

We continued to earn revenues, although minimal, from the processing of ore at our Phoenix Facility during the six months ended October 31, 2009. Subsequent to our six months ended October 31, 2009, we entered into a Toll Process Agreement with Golden Anvil, SA de CV (“Golden Anvil”), a company which we previously entered into a Letter of Intent with respect to a proposed 50/50 joint venture. The details of the Toll Processing Agreement and Letter of Intent are set out under the heading “Recent Corporate Developments” below.

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

We are actively seeking to enter into agreements to license our Lixiviation Technology to third parties and we are also seeking to enter into joint ventures with third parties to explore and develop additional mining projects. There are no assurances that we will be able to license our Lixiviation Technology or enter into joint ventures for the exploration and development of additional mining projects.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our the filing on September 14, 2009 of our Quarterly Report for the fiscal quarter ended July 31, 2009 with the Securities and Exchange Commission:

3

1.

Installation of Electrowinning Circuit. On October 15, 2009, we installed of an industrial sized electrowinning circuit with a 4000 amp rectifier at the Phoenix Facility. The circuit is capable of plating-out 1000 oz of precious metal per day and is a critical path item that allows us to deal effectively and efficiently with high silver value concentrate. We have plated-out our first gold and silver from our pregnant solution using the circuit and continue to work towards optimizing our feed rate at our Phoenix Facility to 1,000 lbs per hour, 8 hours per day, 5 days per week. There is no assurance we will reach our optimized feed rate.

2.

Letter of Intent with Golden Anvil. On October 21, 2009, we entered into a letter of intent with Golden Anvil with respect to the formation and funding of a proposed joint venture for the exploration, development and production of gold and silver from mineral concessions (the "Mineral Concessions") owned by Golden Anvil located in the State of Nayarit, Mexico. The Mineral Concessions are currently being mined sporadically at a rate of 50 tons per day. A concentration plant on the Mineral Concessions is currently producing approximately 24 tons of concentrate per month. Concentrates from Golden Anvil are currently being processed at our Phoenix Facility.

Subject to each party satisfactorily completing its due diligence review, the parties intend to enter into a joint venture agreement. The proposed principal terms of the joint venture agreement are as follows:

(a)	We will acquire a 50% undivided interest in the joint venture by providing funding of $3,000,000 (the "Funding") as follows:

	(i)	$1,500,000 to purchase additional equipment and to refurbish and relocate the concentration plant currently located on the Mineral Concessions to an area with better power and access;

	(ii)	$500,000 for Golden Anvil to pay its current liabilities, late taxes and mining duties; and

	(iii)	$1,000,000 (the "Repurchase Loan") loaned to Golden Anvil, with no interest, to fund the costs of a repurchase of the outstanding shares of Golden Anvil (the "Share Repurchase").

(b)

Revenue from the joint venture shall be split proportionate to ownership. However, 25% of the share of revenue accruing to Golden Anvil will go towards the payment of the Repurchase Loan until paid in full, and in any event, the Repurchase Loan shall be repaid within 12 months from the date of funding.

(c)

As a result of an extension granted in the Toll Processing Agreement, we have until February 15, 2010 to complete due diligence and determine if we wish to proceed with the joint venture. If we elect to proceed, we will have 90 days to obtain necessary financing.

There is no assurance that the proposed transaction will be completed as planned or at all. If we elect to proceed after completion of due diligence, there is no assurance we will be able to obtain the necessary financing.

3.

Golden Anvil Toll Processing Agreement. On December 4, 2009, we entered into a toll processing agreement (the “Toll Processing Agreement”) with Golden Anvil. Under the terms of the Toll Processing Agreement, we have agreed to process concentrates delivered by Golden Anvil to our Phoenix Facility for a per ton fee of $500 plus 8% of the value of the precious metals recovered and to loan $400,000 to Golden Anvil, of which $100,000 has been advanced to date to pay Golden Anvil’s costs to acquire additional land for relocation of its concentrating facilities. The balance of the loan, being $300,000, will be used to fund the relocation and upgrading of Golden Anvil’s ore concentrating facilities. Our loans will be secured by Golden Anvil’s land and ore concentrating facilities. In addition, concentrates shipped to the Phoenix Facility to date secure an advance of $70,000 previously made to Golden Anvil.

As of the date of this Quarterly Report, Golden Anvil has delivered 15 tons of concentrates to us and has agreed to deliver an additional 20 tons of concentrates to us prior to the relocation of Golden Anvil’s ore concentrating facilities. In addition, Golden Anvil agreed to extend our due diligence period under the Letter of Intent. As a result our due diligence period has been extended from December 20, 2009 to February 15, 2010.

4.

Adoption of 2010 Stock Incentive Plan. On December 7, 2009, our Board of Directors adopted our 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as consultants for us, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 10,000,000 shares of our common stock are available for issuance under the 2010 Plan. However, our Board of Directors may increase the maximum aggregate number of shares of our common stock that may be optioned or sold under the 2010 Plan provided that the maximum aggregate number of shares of common stock that may be optioned and sold under the plan shall at no time be greater than 12.5% of the total number of shares of common stock outstanding.

The 2010 Plan provides for the grant of incentive stock and non-qualified stock options. Incentive stock options granted under the 2010 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2010 Plan must be approved by our stockholders within 12 months of its adoption. The 2010 has not been approved by our stockholders. Non-qualified stock options granted under the 2010 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

5.

Grant of Stock Options. On December 8, 2009, we granted non-qualified stock options to acquire an aggregate of 7,000,000 shares of our stock under our 2010 Plan to our various officers, directors and consultants. Each of the options were granted for a two year term with an exercise price of $0.05 per share. Of the 7,000,000 granted, 3,000,000 were issued to our executive officers and directors and the remaining 4,000,000 were issued to various employees, consultants and advisors.

6.	Private Placement Offerings. On December 9, 2009, our Board of Directors approved the following three separate private placement offerings:

U.S. Private Placement

Our Board of Directors approved a private placement offering of up to 6,000,000 units at a price of $0.05 per unit (each a “Unit”) to persons who are accredited investors as defined in Regulation D of the Securities Act (the “U.S. Private Placement”). Each Unit will consist of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of the our common stock for a period of one year following the date of the issuance at a price of $0.10 per share.

Foreign Private Placement

Our Board of Directors also approved a concurrent private placement offering of up to 4,000,000 Units at a price of $0.05 per Unit to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act (the “Foreign Private Placement”). The Units issued in the Foreign Private Placement will be on the same terms as the U.S. Private Placement.

Section 4(2) Private Placement

Our Board of Directors also approved a private placement offering of up to 20,000,000 Units at a price of $0.05 per Unit pursuant to section 4(2) of the Securities Act (the “Section 4(2) Private Placement”). The Units issued in the Section 4(2) Private Placement will be on the same terms as the U.S. Private Placement.

The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings will be used to meet our obligations under the Toll Processing Agreement and for general corporate purposes. The proceeds of the Section 4(2) Private Placement will be used to retire corporate indebtedness. There is no assurance that the U.S. Private Placement, the Foreign Private Placement or the Section 4(2) Private Placement offering or any part of them will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

PHOENIX FACILITY AND LIXIVIATION TECHNOLOGY

We acquired our interest in the Lixiviation Technology and our Phoenix Facility on April 2, 2007 under the terms of a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. In consideration of the Lixiviation Technology and the Phoenix Facility, we paid and issued the following:

(a)	$300,000 to New Verde for the purchase of the equipment within the Phoenix Facility as follows:

	(i)	$175,000 upon execution of the Technology Agreement (which amount has been paid); and

	(ii)	$125,000 of which $90,000 is outstanding.

(b)	issued 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology.

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

PLAN OF OPERATION

Our plan of operation over the next twelve months is to focus our financial resources on the continued development of our ore processing business at our Phoenix Facility. We will continue to seek out to enter into ore processing agreements with third party mining companies to process ore at our Phoenix Facility. However, there are no assurances that we will be able to enter into any additional ore processing agreements with third party mining companies on terms acceptable to us or at all.

We anticipate that over the next twelve months our plan of operation for our Phoenix Facility and the Piute Valley Property will consist of:

1.

Upgrading our Phoenix Facility by installing another vibratory drum mill and filter press to increase the process rate at the Phoenix Facility to 2,000 lbs per. We anticipate that we will require $400,000 in order to implement these upgrades at our Phoenix Facility.

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

As of October 31, 2009, we had cash in the amount of $28,873. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$1,500	$-	100%	$43,311	$-	100%
Expenses	(380,340)	(301,455)	26.2%	(838,372)	(580,061)	44.5%
Other Items	(15,539)	(15,203)	2.2%	(29,316)	(29,072)	0.8%
Net Loss	$(394,379)	$(316,658)	24.5%	$(824,377)	$(609,133)	35.3%

Revenues

During the six months ended October 31, 2009, we earned revenues of $43,311. These revenues consisted of $40,811 from the processing of ore at our Phoenix Facility and $2,500 from a licensing fee. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2009	31, 2008	(Decrease)	31, 2009	2008	(Decrease)
Mineral exploration and	$184,838	$123,656	49.5%	$448,322	$260,559	72.1%
evaluation expenses
General and	145,348	152,799	4.9%	293,381	269,502	8.9%
administrative
Depreciation and	50,154	25,000	100.6%	96,669	50,000	93.3%
amortization
Total Operating	$380,340	$301,455	26.2%	$838,372	$580,061	44.5%
Expenses

Our operating expenses for the three and six months ended October 31, 2009 increased as compared to the three and six months ended October 31, 2008. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation expenses due to additional consulting and labor expenses incurred at our Phoenix Facility, as well as expenses incurred in connection with our exploration program on the Smith Lease.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility, as well as subcontractor costs with our exploration program on the Smith Lease.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2009	At April 30, 2009	Increase / (Decrease)
Current Assets	$98,873	$1,819	1,487.3%
Current Liabilities	(1,141,783)	(756,118)	41.7%
Working Capital Deficit	$(1,042,910)	$(754,299)	38.3%

Cash Flows
	Six Months Ended
	October 31, 2009	October 31, 2008
Net Cash Used in Operating Activities	$(701,314)	$(224,421)
Net Cash Used In Investing Activities	(104,403)	(6,500)
Net Cash Provided By Financing Activities	832,771	227,153
Net Increase (Decrease) in Cash During Period	$27,054	$(3,768)

As at October 31, 2009, we had a working capital deficit of $1,042,910 as compared to a working capital deficit of $754,299 as at our year ended April 30, 2009. Our working capital deficit increased due to the lack of capital to meet our ongoing expenditures, causing an increase in our short term loans to fund our ongoing operations. During the six months ended October 31, 2009, we received short term loans totaling $901,271. These loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

During the six months ended October 31, 2009, we issued the following securities:

1.

We issued an aggregate of 2,500,000 Units to settle outstanding indebtedness of $125,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock at an exercise price of $0.10 US per share until July 15, 2011. Of the 2,500,000 Units issued, we issued 500,000 Units to a director in reliance of Section 4(2) of the Securities Act to settle outstanding indebtedness in the amount of $25,000 owed by us to the director, and we issued 2,000,000 Units to an existing shareholder in reliance of Regulation S of the Securities act to settle outstanding indebtedness in the amount of $100,000 owed by us to the existing shareholder.

2.

We issued 295,000 shares of common stock for warrants exercised at $0.10 per share in satisfaction of debt. We also issued 750,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt.

3.	We issued 1,500,000 shares of common stock to an investor relations services firm pursuant to the terms of the consulting agreement.

4.

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

On December 9, 2009 our Board of Directors approved the following three separate private placement offerings:

1.

U.S. Private Placement Offering. We approved a U.S. Private Placement of up to 6,000,000 Units at a price of $0.05 per Unit to persons who are accredited investors as defined in Regulation D of the Securities Act. Each Unit will consist of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of the our common stock for a period of one year following the date of the issuance at a price of $0.10 per share.

2.

Foreign Private Placement Offering. We also approved a Foreign Private Placement of up to 4,000,000 Units at a price of $0.05 per Unit. The Units issued in the Foreign Private Placement will be on the same terms as the U.S. Private Placement.

3.

Section 4(2) Private Placement Offering. We also approved a Section 4(2) Private Placement at a price of $0.05 per Unit. The Units issued in the Section 4(2) Private Placement will be on the same terms as the U.S. Private Placement.

The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings will be used to meet our obligations under the Toll Processing Agreement and for general corporate purposes. The proceeds of the Section 4(2) Private Placement will be used to retire corporate indebtedness. There is no assurance that the U.S. Private Placement, the Foreign Private Placement or the Section 4(2) Private Placement offering or any part of them will be completed.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at October 31, 2009, we had cash on hand of $28,873 and accumulated net loss of $8,490,089 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors have approved the U.S. Private Placement, the Foreign Private Placement and the Section 4(2) Private Placement offerings. However, there is no assurance that we will be able to complete the sale of any additional securities under these private placement offerings. Even if we complete the sale of all of the securities offered under these private placement offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

Other than as previously disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended October 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal quarter ended October 31, 2009.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)
4.1	Form of Share Certificate.(1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)

Exhibit
Number	Description of Exhibits
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.16	Residential Lease Agreement of La Cienega Office.(5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)
10.18	2008 Stock Incentive Plan.(6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason Mitchell.(6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.(9)
10.24	2009 Stock Incentive Plan.(10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.(11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company.(12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC.(13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc.(14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company.(15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV.(16)
10.32	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.33	2010 Stock Incentive Plan. (17)

Exhibit
Number	Description of Exhibits
10.34	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 14, 2009	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 14, 2009	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)