Form 10-Q
period 2010-01-31
ROYAL MINES & MINERALS CORP
filed 2010-03-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 9, 2010, the Registrant had 111,785,352 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	January 31, 2010	April 30, 2009

ASSETS

Current assets
Cash and cash equivalents	$23,461	$1,819
Loan Receivable	470,000	-
Total current assets	493,461	1,819

Property and equipment, net	258,666	277,797
Intellectual property, net	160,000	190,000
Mineral properties	35,800	29,000
Other assets	5,500	5,500
Total non-current assets	459,966	502,297

Total assets	$953,427	$504,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$31,496	$177,239
Accounts payable - related party	45,000	24,418
NVRM payable	90,000	102,683
Loans payable - related party	45,277	382,569
Loans payable	-	-
Accrued interest - related party	116,223	64,626
Deferred revenue	834	4,583
Current portion of long-term debt	-	-
Total current liabilities	328,830	756,118

Long-term debt	-	-

Total liabilities	328,830	756,118

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares authorized, 111,580,352 and 72,679,852 shares, respectively, issued and outstanding	111,580	72,680
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	9,754,883	7,341,030
Accumulated deficit during exploration stage	(9,241,866)	(7,665,712)
Total stockholders' equity (deficit)	624,597	(252,002)

Total liabilities and stockholders' equity (deficit)	$953,427	$504,116

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010

Revenue	$1,938	$-	$45,248	$-	$47,448

Operating expenses
Mineral exploration and evaluation expenses	166,097	97,376	614,419	357,935	2,605,929
General and administrative	515,060	407,503	808,441	677,005	6,285,455
Depreciation and amortization	50,065	25,000	146,734	75,000	372,337

Total operating expenses	731,222	529,879	1,569,594	1,109,940	9,263,721

Loss from operations	(729,284)	(529,879)	(1,524,346)	(1,109,940)	(9,216,273)

Other income (expense):
Other income	-	-	-	-	94,115
Interest income	-	-	-	-	4,551
Interest expense	(22,492)	(19,475)	(51,808)	(48,547)	(124,259)

Total other income (expense)	(22,492)	(19,475)	(51,808)	(48,547)	(25,593)

Loss from operations before provision for income taxes	(751,776)	(549,354)	(1,576,154)	(1,158,487)	(9,241,866)

Income tax benefit	-	-	-	-	-

Net loss	$(751,776)	$(549,354)	$(1,576,154)	$(1,158,487)	$(9,241,866)

Loss per common share - basic and diluted: Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - Basic and diluted	81,684,635	46,729,519	78,366,761	46,386,703

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, July 13, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	1,000	1	-	-	1
Net loss	-	-	-	(174,500)	(174,500)
Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)
Issuance of common stock for cash, $0.001 per share	12,500,000	12,500	-	-	12,500
Issuance of common stock for cash, $0.01 per share	7,800,000	7,800	70,200	-	78,000
Issuance of common stock for mineral property options, $0.01 per share	1,050,000	1,050	9,450	-	10,500
Issuance of common stock for cash, $0.10 per share	1,250,000	1,250	123,750	-	125,000
Issuance of common stock for cash, Reg. S - Private Placement, $0.10 per share	1,800,000	1,800	178,200	-	180,000
Issuance of common stock in acquisition of intellectual property and equipment, $0.10 per share	2,000,000	2,000	198,000	-	200,000
Net loss	-	-	-	(517,768)	(517,768)
Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)
Issuance of common stock for cash and subscriptions received, Reg. S - Private Placement, $0.25 per share	2,482,326	2,482	618,100	-	620,582
Issuance of common stock for cash, Reg. D - Private Placement, $0.25 per share	3,300,000	3,300	821,700	-	825,000
Issuance of common stock in reverse acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)
Issuance of stock options for 4,340,000 shares of common stock to three officers and five consultants.	-	-	3,583,702	-	3,583,702
Net loss	-	-	-	(5,256,444)	(5,256,444)
Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)
Issuace of common stock for cash, Reg. S - Private Placement, $0.50 per share; with attached warrants exercisable at $0.75 per share	200,000	200	99,800	-	100,000
Issuance of common stock in satisfaction of debt, $0.30 per share, with attached warrants exercisable at $0.50 per share.	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common stock to two officers and nine consultants.	-	-	342,550	-	342,550
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	9,140,000	9,140	447,860	-	457,000

See Accompanying Notes to Financial Statements
F-5

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	12,400,000	12,400	607,600	-	620,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,336,840	1,337	65,505	-	66,842
Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000
Net loss	-	-	-	(1,717,000)	(1,717,000)
Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500
Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000
Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775
Net loss	-	-	-	(1,576,154)	(1,576,154)
Balance, January 31, 2010	111,580,352	$111,580	$9,754,883	$(9,241,866)	$624,597

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Nine Months Ended		Through
	January 31, 2010	January 31, 2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,576,154)	$(1,158,487)	$(9,241,866)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation and amortization	146,733	75,000	372,336
Stock based expenses	223,702	178,126	1,095,448
Stock based expenses - related party	167,776	164,424	3,342,282
Changes in operating assets and liabilities:			-
Other current assets and liabilities	(16,433)	(46,552)	(11,850)
Other assets	-	-	(5,500)
Loan receivable	(470,000)	-	(470,000)
Accounts payable and accrued interest	(28,742)	128,195	508,862
Accounts payable and accrued interest- related party	127,179	247,282	203,113

Net cash used in operating activities	(1,425,939)	(412,012)	(4,207,175)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,800)	(6,500)	(25,300)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(97,603)	-	(591,003)

Net cash used in investing activities	(104,403)	(6,500)	(613,997)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	415,500	100,000	2,813,581
Share subscriptions	-	271,000	-
Proceeds / (Payments) on long-term debt	-	(3,841)	-
Proceeds / (Payments) on borrowings	1,136,484	142,020	2,031,052

Net cash provided by financing activities	1,551,984	509,179	4,844,633

NET CHANGE IN CASH	21,642	90,667	23,461

CASH AT BEGINNING OF PERIOD	1,819	9,794	-

CASH AT END OF PERIOD	$23,461	$100,461	$23,461

SUPPLEMENTAL INFORMATION

Interest Paid	$1,093	$428	$3,833
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of debt	$225,775	$135,228	$427,845
Stock issued in satisfaction of loans made to the Company	$1,420,000		$2,040,000
Stock issued as compensation	$-	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious and base metals from others and its own mining assets, 2) joint venture, acquire and develop projects in North America, and 3) generate ongoing revenues from the licensing of its proprietary, environmentally-friendly lixiviation process. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of January 31, 2010, the Company incurred cumulative net losses of approximately $9,241,866 from operations and has working capital of $164,631. The Company is still in the exploration stage and has not fully commenced its mining and metals extraction processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

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

JANUARY 31, 2010

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

Earnings (Loss) Per Share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, that were not included in the computations of diluted earnings per share because the effect would be antidilutive were 68,938,100 and 9,890,760 on January 31, 2010 and January 31, 2009, respectively

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

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

JANUARY 31, 2010

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

JANUARY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

2009, and shall be applied prospectively. The required disclosures of this statement have been incorporated into the Company’s financial statements.

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting period as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim reporting period ending after June 15, 2009. Adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2009, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, was issued to provide additional guidance for estimating the fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance did not have a material impact on the Company’s financial statements.

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

JANUARY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning May 1, 2009 and is to be applied prospectively. The Company determined that the adoption of EITF 08-6 will have little or no effect on the Company’s financial position, results of operations, and disclosures..

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal years beginning May 1, 2009. Early adoption for an existing instrument is not permitted. The Company determined the adoption of EITF 07-5 will have little or no effect on the Company’s financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has determined that the adoption of this statement will have little or no effect on the Company’s financial position, results of operations, and disclosures.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

JANUARY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company is evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations and cash flows.

2.	LOAN RECEIVABLE

Between October 8, 2009 and January 31, 2010, the Company advanced $470,000 to Golden Anvil, in accordance with the toll processing agreement dated December 3, 2009, bearing no interest and secured by Golden Anvil’s interest in shipments of concentrate, their land and their facilities.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	January 31, 2010	April 30, 2009
Process, lab and office equipment	$411,734	$348,000
Site Equipment	179,269	145,400
Less: accumulated depreciation	332,337	215,603
	$258,666	$277,797

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The remaining cash payment balance of $90,000 (NVRM Payable) will be fully paid on or before June 30, 2010. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and will be amortized quarterly on a straight-line basis over a 5 year period starting with the recognition of revenue from the licensing of the Company’s technology. The Company recorded $30,000 and zero of amortization expense for the nine months ended January 31, 2010 and 2009, respectively.

5.	MINERAL PROPERTIES

As of January 31, 2010 and April 30, 2009, mineral properties totaling $35,800 and $29,000, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

5.	MINERAL PROPERTIES (continued)

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

As of January 31, 2010 and April 30, 2009, accounts payable – related party consisted of $45,000 and $24,418, respectively, due to directors and officers of the Company for consulting fees and reimbursable expenses.

7.	NVRM PAYABLE

As of January 31, 2010 and April 30, 2009, NVRM payable consists of $90,000 and $102,683, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 3). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2010. As a condition of the extension, the payable will bear 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of January 31, 2010 and April 30, 2009, loans payable of $45,277 and $382,569, respectively, consists of borrowings, directly and indirectly, from two directors and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of January 31, 2010 and April 30, 2009, accrued interest – related party was $116,223 and $64,626, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of January 31, 2010 are as follows:

Fiscal year ending April 30, 2010	$17,417
Fiscal year ending April 30, 2011	$55,358
Fiscal year ending April 30, 2012	$57,771
Thereafter	$88,967

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2009 and April 30, 2009, there were 111,850,352 and 72,679,852 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

10.	STOCKHOLDERS’ EQUITY (continued)

m)

On February 24, 2009, the Company issued 9,140,000 units for $457,000 in cash, 12,400,000 units for $620,000 ($400,000 from one director) in loans made to the Company and 1,336,840 units to retire $65,505 in corporate indebtedness under three separate private placement offerings. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share. The Company also entered into a management consulting agreement with an officer of the Company, and pursuant to the terms of the agreement issued an aggregate of 3,000,000 restricted shares of its common stock.

n)

On July 16, 2009, the Company issued 2,000,000 units for $100,000 in loans made to the Company and 500,000 units to retire $25,000 in corporate indebtedness for consulting services under two separate private placement offerings. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share.

	o)	On August 4, 2009, the Company issued 295,000 shares of common stock for warrants exercised at $0.10 per share in satisfaction of debt for legal services.

	p)	On August 4, 2009, the Company issued 750,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

	q)	On August 14, 2009, the Company issued 1,500,000 shares of common stock to an investor relations services firm pursuant to the terms of the consulting agreement.

r)

On August 18, 2009, the Company issued 3,500,000 units, for $350,000 in loans made to the Company by one director, at a price of $0.10 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.20 per share for a period of two years from the date of issue.

	s)	On December 15, 2009, the Company issued 900,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

t)

On January 31, 2010, the Company issued 19,400,000 units for $970,000 ($900,000 from one director) in loans made to the Company, 8,280,000 units for $414,000 in cash and 1,775,500 units to retire $88,775 in corporate indebtedness, at a price of $0.10 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.20 per share for a period of two years from the date of issue.

11.	STOCK INCENTIVE PLANS

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

11.	STOCK INCENTIVE PLANS (continued)

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011. As of January 31, 2010, 900,000 options under the 2010 Plan have been exercised.

From the date of inception through January 31, 2010, compensation expense related to the granting of stock options under the 2010 Plan was $391,478 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 252%, estimated life of 2 years and closing stock price of $0.06 per share on the date of grant.

2009 Stock Incentive Plan - Effective January 12, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan"). The 2009 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2009 Plan.

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011. As of January 31, 2010, 750,000 options under the 2009 Plan have been exercised.

From the date of inception through January 31, 2010, compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

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

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 31, 2010. As of January 31, 2010 all 4,340,000 stock options expired without exercise.

From the date of inception through January 31, 2010, compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

JANUARY 31, 2010

12.	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2010 and 2009, the Company incurred $81,000 and $51,000, respectively, in consulting fees expense from companies with a common director or officer. For the nine months ended January 31, 2010 and 2009, the Company incurred $243,000 and $228,000, respectively, in consulting fees expense from companies with a common director or officer.

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

We continued to earn revenues, although minimal, from the processing of ore at our Phoenix Facility during the nine months ended January 31, 2010. On December 3, 2009, we entered into a Toll Process Agreement with Golden Anvil, SA de CV (“Golden Anvil”), a company which we previously entered into a Letter of Intent with respect to a proposed 50/50 joint venture. We are continuing our due diligence of the Golden Anvil project in order to form a proposed 50/50 joint venture with Golden Anvil. The details of the Letter of Intent and Toll Processing Agreement are set out under the heading “Golden Anvil” below.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal quarter ended October 31, 2009:

1.

Golden Anvil Toll Processing Agreement. On December 4, 2009, we entered into a toll processing agreement dated for reference December 3, 2009 (the “Toll Processing Agreement”) with Golden Anvil. The details of the Toll Processing Agreement are set out under the heading “Golden Anvil” below.

2.

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

3.

Grant of Stock Options. On December 8, 2009, we granted non-qualified stock options to acquire an aggregate of 7,000,000 shares of our stock under our 2010 Plan to our various officers, directors and consultants. Each grant of options is for a two year term with an exercise price of $0.05 per share. Of the 7,000,000 granted, 3,000,000 were issued to our executive officers and directors and the remaining 4,000,000 were issued to various employees, consultants and advisors.

4.

On January 31, 2010, we issued an aggregate of 29,455,500 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings for aggregate proceeds of $1,472,775. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 for a two year period from the date of issuance.

US Private Placement

We issued an aggregate of 1,600,000 Units for cash proceeds of $50,000 and to settle outstanding indebtedness of $30,000. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Act”). Each subscriber represented that they were an accredited investor as defined under Regulation D of the Act.

This issuance represents a portion of a $300,000 US Private Placement offering approved by our Board of Directors. There are no assurances that the remainder of the US Private Placement offering will be completed.

Foreign Private Placement

We issued an aggregate of 3,855,500 Units for cash proceeds of $114,000 and to settle outstanding indebtedness of $78,775, of which $70,000 was a loan payable and $8,775 were accounts payable. The issuances were completed pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person.

This issuance represents a portion of a $200,000 Foreign Private Placement offering approved by our Board of Directors. There are no assurances that the remainder of the Foreign Private Placement offering will be completed.

Section 4(2) Private Placement

We issued an aggregate of 24,000,000 Units for cash proceeds of $350,000 and to settle outstanding indebtedness of $850,000, of which $845,000 were loans payable and $5,000 were accounts payable. The issuances were completed pursuant to the provisions of Section 4(2) of the Act.

This issuance represents a portion of a $1,500,000 Section 4(2) Private Placement offering approved by our Board of Directors. There are no assurances that the remainder of the Section 4(2) private placement offering will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of the Company’s securities in the United States. The securities have not been registered under the United States Securities Act of 1933, as amended and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

5.

On March 12, 2010, we entered into an extension agreement dated for reference February 15, 2010 with Golden Anvil pursuant to which we have further extended the date of due diligence period (the “Due Diligence Period”) under the Letter of Intent until April 30, 2010. This Due Diligence Period was previously extended to February 15, 2010 under the Toll Processing Agreement dated for reference December 3, 2009.

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

GOLDEN ANVIL

Letter of Intent with Golden Anvil

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

Under the terms of the Letter of Intent, we had until December 20, 2009 to complete our due diligence to determine if we wished to proceed with the proposed joint venture. Under the terms of the Toll Processing Agreement dated for reference December 3, 2009, the Due Diligence Period was extended to February 15, 2010. On March 12, 2010, we entered into an extension agreement dated for reference February 15, 2010 with Golden Anvil whereby the Due Diligence Period was further extended to April 30, 2010.

There is no assurance that the proposed transaction will be completed as planned or at all. If we elect to proceed after completion of due diligence, there is no assurance we will be able to obtain the necessary financing.

Toll processing Agreement with Golden Anvil

On December 4, 2009, we entered into a Toll Processing Agreement dated for reference December 3, 2009 with Golden Anvil. Under the terms of the Toll Processing Agreement, we have agreed to process concentrates delivered by Golden Anvil to our Phoenix Facility for a per ton fee of $500 plus 8% of the value of the precious metals recovered and to loan $400,000 to Golden Anvil, (which amount has been advanced) to pay Golden Anvil’s costs to acquire additional land for relocation of its concentrating facilities, and to fund the relocation and upgrading of Golden Anvil’s ore concentrating facilities (the “Land Purchase and Facilities Relocation Loan”). Our loans will be secured by Golden Anvil’s land and ore concentrating facilities. In addition, concentrates shipped to the Phoenix Facility to date secure an advance of $70,000 previously made to Golden Anvil.

In the event that we are able to consummate our proposed joint venture under the Letter of Intent:

(a)

the Land Purchase and Facilities Relocation Loan will be considered a portion of our contribution requirement under the proposed joint venture and Golden Anvil will not be required to repay such loans; and

(b)

all concentrates produced by the joint venture will be shipped to the Phoenix Facility and processed by us on the same terms as the initial shipment and prior shipment until such time as the proposed joint venture may establish its own refining facility in Mexico.

In the event that we are not able to consummate our proposed joint venture under the Letter of Intent:

(a)	The Land Purchase and Facilities Relocation Loan shall be repaid to us out of 15% of the amounts payable to Golden Anvil in respect of concentrates shipped to the Phoenix Facility; and

(b)	Golden Anvil will continue to ship to us all concentrates produced by Golden Anvil until one year following the repayment of the Land Purchase and Facilities Relocation Loan.

As of the date of this Quarterly Report, Golden Anvil has delivered 23 tons of concentrates to us.

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

As of January 31, 2010, we had cash in the amount of $23,461. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$1,938	$-	100%	$45,248	$-	100%
Expenses	(731,222)	(529,879)	38.0%	(1,569,594)	(1,109,940)	41.4%
Other Items	(22,492)	(19,475)	15.5%	(51,808)	(48,547)	6.7%
Net Loss	$(751,776)	$(549,354)	36.8%	$(1,576,154)	$(1,158,487)	36.1%

Revenues

During the nine months ended January 31, 2010, we earned revenues of $45,248. These revenues consisted of $41,498 from the processing of ore at our Phoenix Facility and $3,750 from a licensing fee. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January	Increase /	January	January 31,	Increase /
	2010	31, 2009	(Decrease)	31, 2010	2009	(Decrease)
Mineral exploration and evaluation expenses	$166,097	$97,376	70.6%	$614,419	$357,935	71.7%
General and administrative	515,060	407,503	26.4%	808,441	677,005	19.4%
Depreciation and amortization	50,065	25,000	100.3%	146,734	75,000	95.6%
Total Operating Expenses	$731,222	$529,879	38.0%	$1,569,594	$1,109,940	41.4%

Our operating expenses for the three and nine months ended January 31, 2010 increased as compared to the three and nine months ended January 31, 2009. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation expenses due to additional consulting and labor expenses incurred at our Phoenix Facility, as well as expenses incurred in connection with our exploration program on the Smith Lease.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility, as well as subcontractor costs with our exploration program on the Smith Lease.

Our general and administrative expenses primarily consisted of: (i) stock based expenses of $391,478 and $342,550 recognized for stock options issued in December 2009 and January 2009, respectively; (ii) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson, to our Chief Financial Officer, Mr. Mitchell and to a member of our Board of Directors, Mr. Boyko; and (iii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2010	At April 30, 2009	Increase / (Decrease)
Current Assets	$493,461	$1,819	27028.1%
Current Liabilities	(328,830)	(756,118)	(56.5)%
Working Capital Surplus (Deficit)	$164,631	$(754,299)	(121.8)%

Cash Flows
	Nine Months Ended
	January 31, 2010	January 31, 2009
Net Cash Used in Operating Activities	$(1,425,939)	$(412,012)
Net Cash Used In Investing Activities	(104,403)	(6,500)
Net Cash Provided By Financing Activities	1,551,984	509,179
Net Increase (Decrease) in Cash During Period	$21,642	$90,667

As at January 31, 2010, we had a working capital surplus of $164,631 as compared to a working capital deficit of $754,299 as at our year ended April 30, 2009. The change from a working capital deficit to a working capital surplus is primarily due to: (i) the recording of loans receivable of $470,000 in connection with amounts advanced to Golden Anvil under the Toll Processing Agreement; and (ii) a decrease in loans payable and accounts payable through a debt settlement offering.

During the nine months ended January 31, 2009, we completed the following equity financings:

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

2.

We issued 295,000 shares of common stock for warrants exercised at $0.10 per share in satisfaction of debt for legal services. We also issued 750,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

3.

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

4.	On December 15, 2009, we issued 900,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

5.	On January 31, 2010, we issued a total of 29,455,550 units for cash proceeds of $514,000 and to settle outstanding indebtedness of $958,775 as follows:

(a) 1,600,000 Units for cash proceeds of $50,000 and to settle outstanding indebtedness of $30,000 under the U.S. Private Placement;

(b)

3,855,500 Units for cash proceeds of $114,000 and to settle outstanding indebtedness of $78,775 of which $70,000 was a loan payable and $8,775 were accounts payable, under the Foreign Private Placement; and

(c)

24,000,000 Units for cash proceeds of $350,000 and to settle outstanding indebtedness of $850,000, of which $845,000 were loans payable and $5,000 were accounts payable, under the Section 4(2) Private Placement.

Each unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at the exercise price of $0.10 per share until January 30, 2012.

FINANCING REQUIREMENTS

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. Our Board of Directors have approved the U.S. Private Placement, Foreign Private Placement and Section 4(2) Private Placement offerings. To date, we have raised cash proceeds and settled indebtedness of $80,000 under the U.S. Private Placement, $192,775 under the Foreign Private Placement and $1,200,000 under the Section 4(2) Private Placement. However, there is no assurance that we will be able to complete the sale of any additional securities under these offerings. Even if we complete the sale of all the securities offered under these private placement offerings, there is no assurance that we will satisfy all of our working capital requirements for the next twelve months or that theses funds will be sufficient to complete our planned exploration or development programs.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2010, we had cash on hand of $23,461 and accumulated net loss of $9,241,866 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors have approved the U.S. Private Placement, the Foreign Private Placement and the Section 4(2) Private Placement offerings. To date, we have raised cash proceeds and settled indebtedness of $80,000 under the U.S. Private Placement, $192,775 under the Foreign Private Placement and $1,200,000 under the Section 4(2) Private Placement. However, there is no assurance that we will be able to complete the sale of any additional securities under these private placement offerings. Even if we complete the sale of all of the securities offered under these private placement offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

There is no assurance that our due diligence requirements will be satisfied or that we will be able to reach a joint venture agreement with Golden Anvil under the terms of the Letter of Intent.

There is no assurance that the proposed transaction with Golden Anvil will be completed as planned or at all. We may decide to neither conduct due diligence of Golden Anvil nor proceed with the joint venture agreement with Golden Anvil. Even if we decide to proceed with the joint venture, there is no assurance that we will be able to reach an agreement or that we will have sufficient financing to proceed in a joint venture agreement.

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

Other than as previously disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended January 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

On March 12, 2010, we entered into an extension agreement dated for reference February 15, 2010 with Golden Anvil pursuant to which we have further extended the date of due diligence period (the “Due Diligence Period”) under the Letter of Intent until April 30, 2010. This Due Diligence Period was previously extended to February 15, 2010 under the Toll Processing Agreement dated for reference December 3, 2009.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)
4.1	Form of Share Certificate.(1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)

Exhibit
Number	Description of Exhibits
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.16	Residential Lease Agreement of La Cienega Office.(5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)
10.18	2008 Stock Incentive Plan.(6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason Mitchell.(6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.(9)
10.24	2009 Stock Incentive Plan.(10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.(11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company.(12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC.(13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc.(14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company.(15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV.(16)
10.32	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV.(17)
10.33	2010 Stock Incentive Plan.(17)

Exhibit
Number	Description of Exhibits
10.34	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(17)
10.35	Extension Agreement dated for reference February 15, 2009 between the Company and Golden Anvil, SA de CV.
14.1	Code of Ethics.(3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 17, 2010	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2010	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)