Form 10-K
period 2010-04-30
ROYAL MINES & MINERALS CORP
filed 2010-07-29
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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
[   ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,701,050 as of October 30, 2010, based on the average of the closing bid of $0.08 and the closing ask of $0.085 as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 26, 2010, the Registrant had 111,785,352 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2010

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

We continued to earn revenues, although minimal, from the processing of ore at our Phoenix Facility during the fiscal year ended March 31, 2010. In fiscal 2010, we entered into a Toll Processing Agreement with Golden Anvil, SA de CV (“Golden Anvil”) and entered into a Letter of Intent with respect to a proposed 50/50 joint venture. We are continuing our due diligence of the Golden Anvil project in order to form a proposed 50/50 joint venture with Golden Anvil. The details of the Letter of Intent and Toll Processing Agreement are set out under the heading “Golden Anvil” below.

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

On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval. On July 22, 2010, we entered into a payment extension with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2011. In consideration of the extension, we agreed to extend the accrual of interest at 6% per annum on the balance owing to New Verde.

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

We recently received approximately 400 oz of high grade gold placer concentrate from a private party that we refined into 351 oz of gold dore bars. We earned a 5% processing fee for our service and expect to receive up to an additional 2000 oz of this high grade gold placer concentrate to refine over the next 60 days.

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

In addition to the Smith Lease, our BLM Claims consist of an option to acquire a 7/8th undivided interest in 20 mineral claims, covering approximately 3,200 acres located in Clark County, Nevada. Readers are cautioned that eight of the BLM Claims appear to be invalid due to conflicts with patented claims or more senior claims. We are investigating this further in order to determine the exact extent of the conflict with these claims

Under the terms of various option agreements entered into in January 2007 (the “Option Agreements”) with certain optionors (the “Optionors”), we are required to issue to the Optionors the following consideration in order to maintain and exercise our option on the BLM Claims:

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

Under the terms of the Letter of Intent, we had until December 20, 2009 to complete our due diligence to determine if we wished to proceed with the proposed joint venture. Under the terms of the Toll Processing Agreement dated for reference December 3, 2009, the Due Diligence Period was extended to February 15, 2010. On March 12, 2010, we entered into an extension agreement dated for reference February 15, 2010 with Golden Anvil whereby the Due Diligence Period was further extended to April 30, 2010. We are currently engaged in discussions with Golden Anvil to further extend the Due Diligence Period.

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

As of the date of this Annual Report, Golden Anvil has delivered 23 tons of concentrates to us. We have produced approximately 25 oz of gold and over 400 oz of silver from the original three shipments (23 tons) of concentrate generated at the Golden Anvil project in Mexico. We are focused on improving the amount of time it takes to separate and extract precious metals from the concentrate. Accordingly, we have hired experts to assist us in optimizing the total percentage of precious metals recovered from the concentrate. However, the optimization of our process has been slowed while we await additional concentrates from Golden Anvil.

We have hired a professional mining engineer to evaluate the progress of the Golden Anvil concentration plant and to review the mine site and related historic data. The concentration plant expects to begin operations within 45 days at a projected production rate of 200 tons of head ore per day, resulting in 75 tons of concentrate per month. We are working with Golden Anvil to formalize a joint venture agreement and expect to execute an agreement within 60 days.

Subsequent to our year ended April 30, 2010, we loaned Golden Anvil $80,000 in order for Golden Anvil to meet its operating costs.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2010, we spent approximately $846,732 on research and development costs. In fiscal 2009, we spent approximately $616,559 on research and development costs.

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

As at April 30, 2010, we had cash on hand of $37,559 and accumulated net loss of $9,594,840 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors have approved a U.S. private placement of 6,000,000 Units for proceeds of $300,000 (the “U.S. Private Placement”), a foreign private placement of 4,000,000 Units for proceeds of $200,000 (the “Foreign Private Placement”) and a Section 4(2) private placement offering of 20,000,000 Units for proceeds of $1,500,000 (the “Section 4(2) Private Placement). To date, we have raised cash proceeds and settled indebtedness of $80,000 under the U.S. Private Placement, $192,775 under the Foreign Private Placement and $1,200,000 under the Section 4(2) Private Placement. However, there is no assurance that we will be able to complete the sale of any additional securities under these private placement offerings. Even if we complete the sale of all of the securities offered under these private placement offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.             PROPERTIES.

Our principal office is at 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $600 per month. We entered into a lease agreement commencing expiring on April 30, 2011.

We also rent premises located at 8005 La Cienega, Las Vegas, NV 89123, consisting of approximately 3,600 square feet, for use as office space, corporate housing, laboratory space and storage space, at a cost of $3,000 per month. We entered into a lease with respect to these premises which commenced in April 2006 and expired on May 30, 2008. We will continue to rent these premises on a month-to-month basis.

We also lease our Phoenix Facility located at 2344 North 33rd Avenue, Maricopa, Arizona. The Phoenix Facility is leased pursuant to a Lease Agreement dated June 6, 2007 among ourselves, McKendry Enterprises Inc. and Profit Sharing Plan and Retirement Trust. The Phoenix Pilot Production Facility consists of an industrial building of approximately 9,809 square feet located on approximately 24,559 square feet of land. This lease agreement expires on June 30, 2010. On November 20, 2009 we extended the term of our lease to August 31, 2013.

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

  February to July 2007 – We initiated a 6 month large-scale sampling program, Phase II study, designed to explore the precious metal values throughout the 1,280 acre position of the Piute Valley Property. Three 5 ton sampling efforts were conducted, each consisting of excavating 5-10 feet from the surface, screened to - 1/4”, further milled to 350 mesh, fire assayed, and separated into 1000 g (~2 lb) bench leaching, 100 kg batch leaching, and 2000 kg pilot-scale leaching. We completed this Phase II study and our results demonstrated consistent, scalable extraction economics from the 1000 g bench leaching, 100 kg batch leaching, and 2000 kg pilot-scale leaching. The results from the program indicated anomalous values of gold.

Exploration Activities Conducted on the Piute Valley Property

Our current state of exploration involves a four phase exploration program to be undertaken on the Piute Valley Property to assess its potential to host gold and silver mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	Completed in January, 2008.
Phase III	Pilot Production Test on the Smith Lease.	$280,000	Completed in June, 2009.
Phase IV	Test diamond drilling of the prime targets for 20 acres production.	$500,000	Expected to be completed in March 2011.
	Total Estimated Cost	$885,000

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

The following results were received by us in connection with Phase II of our exploration program.

Sample Type	Average Au (g/t)	Average Ag (g/t)

9 x 1 lb. surface samples, leached	2.54 g/t	0.63 g/t
9 x 200 lb. surface samples screened to minus ¼”	1.9 g/t	1.5 g/t
5 drill holes – full depth	2.95 g/t	0.93 g/t
5 drill holes – top 30 meters	3.18 g/t	1.5 g/t

Within the fiscal year ending April 30, 2008, we completed a pilot-scale processing study of the alluvial ore obtained from the Phase II portion of the exploration program. This processing study involved the gravity and floatation concentration of the head ore performed by Met-Solve Laboratories Inc. in Burnaby, British Columbia.

Phase III Exploration Program

We completed our pilot production test on the Smith Lease. During the pilot production test, we built and operated a gravity concentration circuit in an effort to create a high value concentrate material. The results from our test were very promising, although inconclusive as far as the commercial viability of the gravity concentration process. Consistent with prior tests, we confirmed the existence of gold in the concentrates. However, the concentrates were irregular in nature and could not be used as a method to scale up production. We are currently in the process of having a third party concentration technology evaluate the material to see if they can get consistent, higher concentrate results.

Throughout our testing we found anomalous values of gold, that if efficiently concentrated should prove to be commercially viable. Once we prove out a viable method for concentration, we will scale up the process and begin immediate refinement in our Phoenix Facility.

Additional testing on the property revealed significant quartz structures, over 50 feet wide in some cases, between the 36’ and 44’ depth levels. These structures appear to be typical of the historic gold bearing material processed by local mining concerns in the past. The initial test results indicate anomalous values of gold. These findings have caused us to reevaluate our drilling plans and reapply for permits to drill out and map the property. Additional funding is required to properly drilling the claims.

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

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2010		2009
	High	Low	High	Low
First Quarter ended July 31	$0.095	$0.05	$0.6	$0.56
Second Quarter ended October 31	$0.085	$0.07	$0.3	$0.15
Third Quarter ended January 31	$0.05	$0.02	$0.14	$0.049
Fourth Quarter ended April 30	$0.039	$0.01	$0.13	$0.06

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 26, 2010, there were 122 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

On February 26, 2010, we issued 105,000 shares of common stock for warrants exercised at $0.10 per share and 100,000 shares of common stock for options exercised at $0.05 per share in order to settle indebtedness of $15,500.

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

We anticipate that over the next twelve months our plan of operation for our Phoenix Facility and the Piute Valley Property will consist of:

1)

Upgrading our Phoenix Facility by installing another vibratory drum mill and filter press to increase the process rate at the Phoenix Facility to 2,000 lbs per hour. We anticipate that we will require $400,000 in order to implement these upgrades at our Phoenix Facility.

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

As of April 30, 2010, we had cash in the amount of $37,559. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2010	2009	Increase / (Decrease)
Revenue	$66,799	$2,200	2936.3%
Expenses	(1,943,103)	(1,662,501)	16.9%
Other Items	(52,824)	(56,669)	6.8%
Net Loss	$(1,929,128)	$(1,717,000)	12.4%

Revenues

During the year ended April 30, 2010, we earned revenues of $66,799. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our expenses for the year ended April 30, 2010 and 2009 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2010	April 30, 2009	(Decrease)
Mineral exploration and evaluation expenses	$753,732	$524,059	43.8%
Mineral exploration and evaluation expenses – related party	93,000	92,500	0.5%
General and administrative	467,796	507,748	(7.9)%
General and administrative – related party	431,776	420,924	2.6%
Depreciation and amortization	196,799	117,270	67.8%
Total Expenses	$1,943,103	$1,662,501	16.9%

Our operating expenses for the year ended April 30, 2010 increased as compared to the year ended April 30, 2009. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation expenses and depreciation and amortization expenses. Those amounts were partially offset by a slight decrease in general and administrative expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility, as well as subcontractor costs with our exploration program on the Smith Lease. The additional mineral exploration and evaluation expenses in fiscal 2010 was due to additional consulting and labor expenses incurred at our phoenix facility.

In fiscal 2010, our general and administrative and general and administrative related party expenses primarily consisted of: (i) stock based expenses of $391,478 recognized for stock options issued in December 2009; (ii) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson, to our Chief Financial Officer, Mr. Mitchell and to a member of our Board of Directors, Mr. Boyko; and (iii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2010	2009
Net Cash used in Operating Activities	$(1,611,841)	$(820,027)
Net Cash used in Investing Activities	(104,403)	(191,400)
Net Cash Provided by Financing Activities	1,751,984	1,003,452
Net Increase (Decrease) in Cash During Period	$35,740	$(7,975)

Working Capital
			Percentage
	At April 30, 2010	At April 30, 2009	Increase / (Decrease)
Current Assets	$437,559	$1,819	23,954.9%
Current Liabilities	(560,337)	(756,118)	(25.9)%
Working Capital Deficit	$(122,778)	$(754,299)	(83.7)%

As at April 30, 2010, we had a working capital deficit of $122,778 as compared to a working capital deficit of $754,299 as at our year ended April 30, 2009. The decrease in our a working capital is primarily due to: (i) the recording of loans receivable of $400,000 in connection with amounts advanced to Golden Anvil under the Toll Processing Agreement; and (ii) a decrease in loans payable and accounts payable through a debt settlement offering.

During the year ended April 30, 2010, we completed the following equity financings:

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

6.

On February 26, 2010, we issued 105,000 shares of common stock for warrants exercised at $0.10 per share and 100,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. Our Board of Directors have approved the following private placement offerings:

(a)

U.S. Private Placement: Our Board of Directors approved Our Board of Directors approved a U.S. private placement of 6,000,000 Units at a price of $0.05 per Unit to persons who are accredited investors as defined in Regulation D of the Securities Act (the “U.S. Private Placement”). Each Unit consists of one share of our common stock and one share purchase warrant, with each warrant entitling the subscriber to purchase an additional share of our common stock for a period of one year following the date of the issuance at a price of $0.10 per share. To date, we have received cash proceeds and settled indebtedness of $80,000 under the U.S. Private Placement.

(b)

Foreign Private Placement: Our Board of Directors also approved a foreign private placement offering of 4,000,000 Units at a price of $0.05 per Unit to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act (the “Foreign Private Placement”). The Units issued in the Foreign Private Placement will be on the same terms as the U.S. Private placement. To date, we have received cash proceeds and settled indebtedness of $192,775 under the Foreign Private Placement.

(c)

Section 4(2) Private Placement: Our Board of Directors also approved a Section 4(2) private placement of 20,000,000 Units at a price of $0.05 per Unit in a transaction not involved in a public offering (the “Section 4(2) Private Placement”). The Units issued in the Section 4(2) Private Placement will be on the same terms as the U.S. Private placement. To date, we have received cash proceeds and settled indebtedness $1,200,000 under the Section 4(2) Private Placement.

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

Exploration Costs – Mineral exploration costs are expensed as incurred.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended April 30, 2010 and 2009, including:

a.	Balance Sheets at April 30, 2010 and April 30, 2009;

b.	Statements of Operations for the year ended April 30, 2010, for the year ended April 30, 2009 and for the period from July 13, 2005 (date of Inception) to April 30, 2010;

c.	Statement of Stockholders’ Equity (Deficit) for the period from July 13, 2005 (date of inception) to April 30, 2010;

d.	Statements of Cash Flows for the year ended April 30, 2010 and for the year ended April 30, 2009 and for the period from July 13, 2005 (date of Inception) to April 30, 2010; and

e.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royal Mines and Minerals Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2010 and April 30, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period July 13, 2005 (date of inception) to April 30, 2010. These financial statements are the responsibility of Royal Mines and Minerals Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2010 and April 30, 2009, and the results of its operations and cash flows for the years then ended, and for the period July 13, 2005 (date of inception) to April 30, 2010, in conformity with accounting principles generally accepted in The United States of America.

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

/s/ Sarna & Company

Sarna & Company,
Certified Public Accountants
Westlake Village, California
July 27, 2010

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET

	As of	As of
	April 30, 2010	April 30, 2009

ASSETS

Current assets
Cash and cash equivalents	$37,559	$1,819
Loan receivable	400,000	-
Total current assets	437,559	1,819

Property and equipment, net	218,601	277,797
Intellectual property, net	150,000	190,000
Mineral properties	35,800	29,000
Other assets	5,500	5,500
Total non-current assets	409,901	502,297

Total assets	$847,460	$504,116

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$16,937	$177,239
Accounts payable - related party	87,000	24,418
NVRM payable	90,000	102,683
Loans payable - related party	245,277	382,569
Accrued interest - related party	121,123	64,626
Deferred revenue	-	4,583
Current portion of long-term debt	-	-
Total current liabilities	560,337	756,118

Long-term debt	-	-

Total liabilities	560,337	756,118

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares authorized, 111,785,352 and 72,679,852 shares, respectively, issued and outstanding	111,785	72,680
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	9,770,178	7,341,030
Accumulated deficit during exploration stage	(9,594,840)	(7,665,712)
Total stockholders' equity (deficit)	287,123	(252,002)

Total liabilities and stockholders' equity (deficit)	$847,460	$504,116

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	April 30, 2010	April 30, 2009	April 30, 2010

Revenue	$66,799	$2,200	$68,999

Operating expenses
Mineral exploration and evaluation expenses	753,732	524,059	2,262,742
Mineral exploration and evaluation expenses - related party	93,000	92,500	575,500
General and administrative	467,796	507,748	2,473,304
General and administrative - related party	431,776	420,924	3,903,282
Depreciation and amortization	196,799	117,270	422,402

Total operating expenses	1,943,103	1,662,501	9,637,230

Loss from operations	(1,876,304)	(1,660,301)	(9,568,231)

Other income (expense):
Other income	5,000	-	99,115
Interest income	-	-	4,551
Interest expense	(57,824)	(56,699)	(130,275)

Total other income (expense)	(52,824)	(56,699)	(26,609)

Loss from operations before provision for income taxes	(1,929,128)	(1,717,000)	(9,594,840)

Income tax benefit	-	-	-

Net loss	$(1,929,128)	$(1,717,000)	$(9,594,840)

Loss per common share - basic and diluted: Net loss	$(0.02)	$(0.03)

Weighted average common shares outstanding - Basic and diluted	86,523,147	51,096,418

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

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	12,400,000	12,400	607,600	-	620,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,336,840	1,337	65,505	-	66,842
Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000
Net loss	-	-	-	(1,717,000)	(1,717,000)
Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)
Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500
Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000
Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	5,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	10,500
Net loss	-	-	-	(1,929,128)	(1,929,128)
Balance, April 30, 2010	111,785,352	$111,785	$9,770,178	$(9,594,840)	$287,123

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Year Ended		Through
	April 30, 2010	April 30, 2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,929,128)	$(1,717,000)	$(9,594,840)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation and amortization	196,799	117,270	422,402
Stock based expenses	223,702	178,126	1,095,447
Stock based expenses - related party	167,776	284,424	3,342,283
Changes in operating assets and liabilities:			-
Other current assets and liabilities	(17,266)	8,431	(12,683)
Other assets	-	-	(5,500)
Loan receivable	(400,000)	-	(400,000)
Accounts payable and accrued interest	(27,803)	302,096	509,801
Accounts payable and accrued interest- related party	174,079	6,626	250,013

Net cash used in operating activities	(1,611,841)	(820,027)	(4,393,077)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,800)	(6,500)	(25,300)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(97,603)	(184,900)	(591,003)

Net cash used in investing activities	(104,403)	(191,400)	(613,997)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	415,500	557,000	2,813,581
Share subscriptions	-	-	-
Proceeds / (Payments) on long-term debt	-	(3,841)	-
Proceeds / (Payments) on borrowings	1,336,484	450,293	2,231,052

Net cash provided by financing activities	1,751,984	1,003,452	5,044,633

NET CHANGE IN CASH	35,740	(7,975)	37,559

CASH AT BEGINNING OF PERIOD	1,819	9,794	-

CASH AT END OF PERIOD	$37,559	$1,819	$37,559

SUPPLEMENTAL INFORMATION

Interest Paid	$97	$1,093	$3,930
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of debt	$241,275	$202,070	$443,345
Stock issued in satisfaction of loans made to the Company	$1,420,000	$620,000	$2,040,000
Stock issued as compensation	$-	$120,000	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious and base metals from its own and others mining assets, 2) joint venture, acquire and develop projects in North America, and 3) generate ongoing revenues from the licensing of its proprietary, environmentally-friendly lixiviation process. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of April 30, 2010, the Company has incurred cumulative net losses of approximately $9,594,840 from operations and has negative working capital of $122,778. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Mineral Property Rights – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Exploration Costs – Mineral exploration costs are expensed as incurred.

Impairment of Long-Lived Assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of April 30, 2010 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Asset Retirement Obligation - The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Fair Value of Financial Instruments - Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist of mineral property purchase obligations. These obligations are classified within Level 2 of the fair value hierarchy as their fair value is determined using interest rates which approximate market rates. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Revenue Recognition –Revenues are recognized during the period in which the revenues are earned. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on April 30, 2010, 2009 and 2008 that were not included in the computation of diluted EPS because the effect would be antidilutive were 68,688,100, 32,216,840 and 4,340,000 respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income Taxes - The Company accounts for its income taxes in accordance with ASC 740, Income Taxes , which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For acquired properties that do not constitute a business as defined in ASC 805-10-55-4, Definition of a Business, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with ASC 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations , and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

Expenses of Offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-Based Compensation – The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

Recent Accounting Standards – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s financial statements upon adoption.

Effective July 1, 2009, the FASB Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC does not change US GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements , which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. The Company has adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and the Company has adopted the amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

2.	LOAN RECEIVABLE

Between October 8, 2009 and April 30, 2010, the Company advanced $470,000 to Golden Anvil, in accordance with the toll processing agreement dated December 3, 2009, bearing no interest and secured by Golden Anvil’s interest in shipments of concentrate, their land and their facilities. The Company received concentrates from Golden Anvil valued at $70,000 and reduced the loan receivable accordingly.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2010	April 30, 2009
Process, lab and office equipment	$411,734	$348,000
Site Equipment	179,269	145,400
Less: accumulated depreciation	372,402	215,603
	$218,601	$277,797

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and will be amortized quarterly on a straight-line basis over a 5 year period starting with the recognition of revenue from the licensing of the Company’s technology. The Company recorded $50,000 and $10,000 of amortization expense for the year ended April 30, 2010 and 2009, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

5.	MINERAL PROPERTIES

As of April 30, 2010 and 2009, mineral properties totaling $35,800 and $29,000, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

As of April 30, 2010 and 2009, accounts payable – related party consisted of $87,000 and $24,418, respectively, due to directors and officers of the Company for consulting fees and reimbursable expenses.

7.	NVRM PAYABLE

As of April 30, 2010 and 2009, NVRM payable consists of $90,000 and $102,683, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 3). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2011. The payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of April 30, 2010 and 2009, loans payable – related party of $245,277 and $382,569, respectively, consists of borrowings, directly and indirectly, from one director and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of April 30, 2010 and 2009, accrued interest – related party was $121,123 and $64,626, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of April 30, 2010 are as follows:

Fiscal year ending April 30, 2011	$64,155
Fiscal year ending April 30, 2012	$56,307
Fiscal year ending April 30, 2013	$64,740
Thereafter	$21,972

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

9.	COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2010 and 2009, there were 111,785,352 and 72,679,852 shares of common stock outstanding and zero and zero shares of preferred stock outstanding, respectively. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

10.	STOCKHOLDERS’ EQUITY (continued)

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

o)

On August 4, 2009, the Company issued 295,000 shares of common stock for warrants exercised at $0.10 per share and 750,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

p)	On August 14, 2009, the Company issued 1,500,000 shares of common stock to an investor relations services firm pursuant to the terms of the consulting agreement.

q)

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

r)	On December 15, 2009, the Company issued 900,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

s)

On January 31, 2010, the Company issued 19,400,000 units for $970,000 ($900,000 from one director) in loans made to the Company, 8,280,000 units for $414,000 in cash and 1,775,500 units to retire $88,775 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

t)

On February 26, 2010, the Company issued 105,000 shares of common stock for warrants exercised at $0.10 per share and 100,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt for legal services.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

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

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011. As of April 30, 2010, 1,000,000 options under the 2010 Plan have been exercised.

From the date of inception through April 30, 2010, compensation expense related to the granting of stock options under the 2010 Plan was $391,478 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 252%, estimated life of 2 years and closing stock price of $0.06 per share on the date of grant.

2009 Stock Incentive Plan - Effective January 12, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan"). The 2009 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2009 Plan.

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011. As of April 30, 2010, 750,000 options under the 2009 Plan have been exercised.

From the date of inception through April 30, 2010, compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

Effective December 7, 2009, the Company suspended the 2009 Plan. No new options may be granted under the 2009 Plan and the 2009 Plan will be terminated once all outstanding options granted under the 2009 Plan have been exercised, expired or otherwise terminated.

2008 Stock Incentive Plan - Effective February 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan"). The 2008 Plan allowed the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 4,600,000 shares of the Company’s common stock were available for issuance under the 2008 Plan.

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, were fully vested and expired January 31, 2010. As of April 30, 2010 all 4,340,000 stock options expired without exercise.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

11.	STOCK INCENTIVE PLANS (continued)

From the date of inception through April 30, 2010, compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

12.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2010 the Company incurred $357,000 in consulting fees expense from companies with a common director or officer, and $167,776 in stock based expense from stock options granted to directors and officers.

For the year ended April 30, 2009 the Company incurred $229,000 in consulting fees expense from companies with a common director or officer, and $284,424 in stock based expense from stock options granted to directors and officers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None,

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions

K. Ian Matheson	69	Chief Executive Officer, President and Director

Jason S. Mitchell	40	Chief Financial Officer, Treasurer, Secretary and Director

Michael C. Boyko	38	Director of Operations

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

Michael C. Boyko was appointed Director of Operations on April 2, 2009. Mr. Boyko obtained his Bachelor of Science in Finance from Arizona State University and is a member of the AMIGOS – Arizona Mining Association and the Arizona Society for Mining Engineers. Since 2003, Mr. Boyko has been the president and owner of Advanced Integrated Resource, LLC, a private company that markets process equipment to the mining and power industry. From 2001 to 2003, Mr. Boyko was employed at T.A. Caid Industries, a private company, where he developed a new business segment focused on equipment representation and sales to mines and power plants. From 1998 to 2001, Mr. Boyko was the managing partner and vice president of business development of BME Engineering, a private company that focused on industrial process equipment for mines and power plants, where he managed sales, marketing and manufacturing. Mr. Boyko is also Mine Safety and Health Administration (MSHA) certified.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson Chief Executive Officer, President and Director	Two	Two	None
Jason S. Mitchell Chief Financial Officer, Treasurer, Secretary and Director	Two	Two	None
Michael C. Boyko Director	One	One	None

ITEM 11.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
K. Ian Matheson(1) CEO, President & Director	2010 2009	$60,000 $25,000	$0 $0	$0 $0	$0 $18,000	$0 $0	$0 $0	$0 $0	$60,000 $121,659
Jason S. Mitchell(2) CFO, Treasurer, Secretary & Director	2010 2009	$144,000 $144,000	$0 $0	$0 $150,000	$14,000 $24,000	$0 $0	$0 $0	$0 $0	$158,000 $318,000
Michael C. Boyko(3) Director of Operations	2010 2009	$100,000 n/a	$28,000 n/a	$25,000 n/a	$15,000 $6,000	$0 n/a	$0 n/a	$0 n/a	$168,000 $6,000
William C. Tao(4) Former Executive Officer & Former Director	2010 2009	n/a $97,500	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0

Notes:

(1)	Under the terms of a verbal agreement, we agreed to pay Pass Minerals Inc., a company controlled by Mr. Matheson, $5,000 per month for consulting services provided by Mr. Matheson.
(2)

The amounts paid to Mr. Mitchell during our fiscal year ended April 30, 2008 were pursuant to a verbal agreement to pay Mr. Mitchell $12,000 per month for management consulting services. Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month and we agreed to issue to Mr. Mitchell an aggregate of 3,000,000 restricted shares of our common stock to be distributed to Mr. Mitchell on the following basis (i) 750,000 Shares on February 24, 2009; (ii) 750,000 Shares on March 1, 2009; (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011. The amounts paid to Mr. Mitchell during the fiscal year ended April 30, 2009 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell

(3)	Under the terms of a verbal agreement, we agreed to pay Mr. Boyko $10,000 a month for management consulting services.
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2010:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
K. Ian Matheson CEO, President & Director	900,000	--	--	$0.05	01/15/11	--	--
Jason S. Mitchell CFO, Treasurer, Secretary & Director	1,200,000 1,500,000	-- --	-- --	$0.05 $0.05	01/15/11 12/07/11	750,000(1)	$81,750
Michael C. Boyko Director of Operations	300,000 1,500,000	--	--	$0.05 $0.05 $0.05	01/15/11 12/07/11	--	--

Note:

(1)	750,000 shares of common stock will vest on March 1, 2011.

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2010, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	10,025,000	$0.05	3,000,000

2009 Stock Incentive Plan

Effective January 12, 2009, our Board of Directors adopted our 2009 Stock Incentive Plan (the "2009 Plan"). The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

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

On December 7, 2009, our Board of Directors determined that: (a) no new options may be granted under the 2009 Plan; and (b) the 2009 Plan is to be terminated once all outstanding options granted under the 2009 Plan have been exercised, expired or otherwise terminated.

2010 Stock Incentive Plan

Effective December 7, 2009, our Board of Directors adopted our 2010 Stock Incentive Plan (the "2010 Plan"). The purpose of the 2010 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 10,000,000 shares of our common stock are available for issuance under the 2010 Plan. However, at any time after January 31, 2010, and from time to time thereafter, the Board may increase the maximum aggregate number of shares of common stock that may be optioned and sold under the 2010 Plan, provided that the maximum aggregate number of shares of common stock that may be optioned and sold under the 2010 Plan shall at no time be greater than 12.5% of the total number of shares of common stock outstanding.

The 2010 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2010 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2010 Plan must be approved by our stockholders within 12 months of its adoption. The 2010 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2010 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2010 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2010 Plan terminates on December 7, 2020, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2010 Plan.

On December 10, 2009, we filed a Registration Statement on Form S-8 (Registration Number 333-163643) under the Securities Act of 1933, as amended, to register 10,000,000 shares of our common stock available for issuance under the 2010 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson CEO, President & Director	77,931,000 Shares (direct & indirect)(2)	52.7%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director	70,100,000 Shares (direct & indirect)(3)	48.0%
Common Stock	Michael C. Boyko Director	4,000,000 Shares (direct & indirect)(4)	3.5%
Common Stock	All Officers and Directors as a Group (3 persons)	102,282,000 Shares (direct & indirect)	62.8%
5% SHAREHOLDERS
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director 87 Fountainhead Circle (Street) Henderson, NV 89052	70,100,000 Shares (direct & indirect)(3)	48.0%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
Common Stock	K. Ian Matheson CEO, President & Director 2215 Lucerne Circle Henderson, NV 89014	77,931,000 Shares (direct & indirect)(2)	52.7%
Common Stock	E-Ore Holdings LLC 2580 Anthem Village Dr., Suite 112 Henderson, NV 89052	47,000,000 Shares (direct)(5)	34.7%

Notes:

* Less than 1%.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 26, 2010. As of July 26, 2010, there were 111,785,352 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consist of: (i) 13,251,000 common shares held directly by Mr. Matheson; (ii) 180,000 common shares held by Mr. Matheson in trust; (iii) 800,000 common shares held by Royal City Minerals Inc., a company controlled by Mr. Matheson; (iv) 23,500,000 common shares held by E- Ore holdings LLC, a company controlled by Mr. Matheson; (v) 4,000,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Matheson; (vi) warrants to acquire 8,000,000 common shares at an exercise price of $0.10 per share until February 23, 2011; (vii) warrants to acquire 3,500,000 common shares held by E-Ore Holdings LLC at $0.20 pert share until August 17, 2011; (viii) warrants to acquire 2,000,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 30, 2012; (ix) warrants to acquire 18,000,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 15, 2011; (x) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until February 23, 2011; (xi) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until January 30, 2011; (xii) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2011; and (xiii) an option to acquire 900,000 common shares at an exercise price of $0.05 per share until January 15, 2011.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consist of: (i) 4,400,000 common shares held directly by Mr. Mitchell; (ii) 2,000,000 common shares held by Pilot Plant Inc., a company that Mr. Mitchell is a shareholder, secretary, treasurer and a director; (iii) 23,500,000 common shares held by E-Ore Holdings LLC, a company controlled by Mr. Mitchell; (iv) 4,000,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Mitchell; (v) 2,000,000 common shares held by PPI Holdings, LLC, a company controlled by Mr. Mitchell; (vi) warrants to acquire 1,000,000 common shares at an exercise price of $0.10 per share until February 23, 2011; (vii) warrants to acquire 2,000,000 common shares held by Pilot Plant Inc. at an exercise price of $0.10 per share until February 23, 2011; (viii) warrants to acquire 3,500,000 common shares held by E-Ore Holdings LLC at $0.20 per share until August 17, 2011; (ix) warrants to acquire 2,000,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 30, 2012; (x) warrants to acquire 18,000,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 15, 2011; (xi) warrants to acquire 3,500,000 common shares held E-Ore Holdings LLC at an exercise price of $0.20 per share until August 17, 2011; (xii) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2011; (xiii) warrants to acquire 2,000,000 common shares held by PPI Holdings LLC, a company controlled by Mr. Mitchell, at an exercise price of $0.10 per share until January 30, 2011; (xiv) an option to acquire 1,200,000 common shares at an exercise price of $0.05 per share until January 15, 2011; and (xv) an option to acquire 1,500,000 common shares at an exercise price of $0.05 per share until December 7, 2011.

(4)

The number of shares listed as beneficially owned directly by Mr. Boyko consists of: (i) 1,100,000 common shares held by Mr. Boyko; (ii) warrants to acquire 500,000 common shares at an exercise price of $0.10 per share until July 15, 2011; (iii) warrants to acquire 600,000 common shares at an exercise price of $0.10 per share until January 30, 2012; (iv) an option to acquire 300,000 common shares at an exercise price of $0.05 per share until January 15, 2011; and (v) an option to acquire 1,500,000 common shares at an exercise price of $0.05 per share until December 7, 2011.

(5)

The number of shares listed as beneficially owned directly by E-Ore Holdings LLC consists of (i) 23,500,000 common shares held by E-Ore Holdings LLC, (ii) warrants to acquire 2,000,000 common shares at an exercise price of $0.10 per share until January 30, 2012; (iii) warrants to acquire 18,000,000 common shares at an exercise price of $0.10 per share until July 15, 2011; and (iv) warrants to acquire 3,500,000 common shares at an exercise price of $0.20 per share until August 17, 2011.

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

(a)

As at April 30, 2010 and 2009, we were indebted to Mr. Matheson for principal amounts totaling $227,665 and $164,064, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Interest accrued during the years ended April 30, 2010 and 2009 in the amount of $85,530 and $38,205, respectively.

(b)

As at April 30, 2010 and 2009, we were indebted to Royal City Minerals Inc., a company controlled by Mr. Matheson, in the principal amount of $984 and $39,504, respectively. This amount is non-interest bearing, unsecured and due on demand.

(c)	As at April 30, 2009, we were indebted to Mr. Mitchell in the principal amount of $10,000. This amount is non-interest bearing, unsecured and due on demand.

(d)	As at April 30, 2009, we were indebted to Pilot Plant Inc., a company controlled by Mr. Mitchell, in the principal amount of $20,000. This amount is non-interest bearing, unsecured and due on demand.

(e)

As at April 30, 2010 and 2009, we were indebted to Pass Minerals Inc., a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $438 and $31,000, respectively. This amount is non-interest bearing, unsecured and due on demand.

(f)

As at April 30, 2009, we were indebted to Gold Crown Minerals, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $15,000. This amount is non-interest bearing, unsecured and due on demand.

Private Placements with Related Parties

During the years ended April 30, 2010 and 2009, we completed the following private placements to our directors, officers and companies controlled by our directors and officers.

(a)

On February 24, 2009, we issued 8,000,000 Units to Mr. Matheson to settle outstanding indebtedness of $400,000. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 US per share.

(b)

On February 24, 2009, we issued 400,000 Units to Royal City Minerals Inc., a company controlled by Mr. Matheson, to settle outstanding indebtedness of $20,000. On January 31, 2010, we issued an additional 400,000 Units to Royal City Minerals Inc. to settle outstanding indebtedness of $20,000

(c)	On February 24, 2009, we issued 1,000,000 Units to Mr. Mitchell to settle outstanding indebtedness of $50,000.

(d)	On February 24, 2009, we issued 2,000,000 Units to Pilot Plant Inc., a company controlled by Mr. Mitchell, for cash proceeds of $50,000 and to settle outstanding indebtedness of $50,000.

(e)

On August 18, 2009, we issued 3,500,000 Units to E-Ore Holdings, LLC, a company controlled by Mr. Matheson and Mr. Mitchell, to settle outstanding indebtedness of $350,000. On January 31, 2010, we issued 18,000,000 Units to E-Ore Holdings, LLC for cash proceeds of $100,000 and to settle indebtedness of $800,000.

(f)	On January 31, 2010, we issued 3,000,000 Units to Gold Crown Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, for cash proceeds of $150,000.

(g)	On January 31, 2010, we issued 2,000,000 Units to PPI Holdings LLC, a company which Mr. Mitchell is a 16.7% managing member, for cash proceeds of $100,000.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. All of our directors are considered executive officers under Rule 3b-7 of the Exchange Act. Therefore, none of our directors are independent.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended April 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2010	Year Ended April 30, 2009

Audit Fees	$ 25,400	$28,150
Audit-Related Fees	$ NIL	$ NIL
Tax Fees	$ NIL	$ NIL
All Other Fees	$ NIL	$ NIL

Total	$ 25,400	$28,150

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.(4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.(5)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.(2)
3.3	Bylaws.(1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp.(5)
4.1	Form of Share Certificate.(1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc.(5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc.(5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc.(5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc.(5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc.(5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc.(5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc.(5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc.(5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc.(5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc.(5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc.(5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc.(5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.(5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc.(5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC.(5)
10.16	Residential Lease Agreement of La Cienega Office.(5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.(5)
10.18	2008 Stock Incentive Plan.(6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao.(6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell.(6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)

Exhibit
Number	Description of Exhibits

10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao.(8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison.(9)
10.24	2009 Stock Incentive Plan.(10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.(11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company.(12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC.(13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc.(14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company.(15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV.(16)
10.32	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV.(17)
10.33	2010 Stock Incentive Plan.(17)
10.34	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers.(17)
10.35	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV.(18)
14.1	Code of Ethics.(3)
23.1	Consent of Sarna & Company.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	July 29, 2010	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	July 29, 2010	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2010	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	July 29, 2010	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	July 29, 2010	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director