Form 10-Q
period 2010-07-31
ROYAL MINES & MINERALS CORP
filed 2010-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 3, 2010, the Registrant had 111,785,352 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	July 31, 2010	April 30, 2010

ASSETS

Current assets
Cash and cash equivalents	$26,665	$37,559
Loan receivable	480,000	400,000
Total current assets	506,665	437,559

Property and equipment, net	203,536	218,601
Intellectual property, net	140,000	150,000
Mineral properties	35,800	35,800
Other assets	5,500	5,500
Total non-current assets	384,836	409,901

Total assets	$891,501	$847,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$52,026	$16,937
Accounts payable - related party	105,000	87,000
NVRM payable	90,000	90,000
Loans payable - related party	498,855	245,277
Accrued interest - related party	131,591	121,123
Total current liabilities	877,472	560,337

Long-term debt	-	-

Total liabilities	877,472	560,337

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares authorized, 111,785,352 and 111,785,352 shares, respectively, issued and outstanding	111,785	111,785
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	9,770,178	9,770,178
Accumulated deficit during exploration stage	(9,867,934)	(9,594,840)
Total stockholders' equity (deficit)	14,029	287,123

Total liabilities and stockholders' equity (deficit)	$891,501	$847,460

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Three Months Ended		Through
	July 31, 2010	July 31, 2009	July 31, 2010

Revenue	$14,285	$41,811	$83,284

Operating expenses
Mineral exploration and evaluation expenses	124,356	263,484	2,387,098
Mineral exploration and evaluation expenses - related party	30,000	-	605,500
General and administrative	46,490	37,033	2,519,794
General and administrative - related party	51,000	111,000	3,954,282
Depreciation and amortization	25,065	46,515	447,467

Total operating expenses	276,911	458,032	9,914,141

Loss from operations	(262,626)	(416,221)	(9,830,857)

Other income (expense):
Other income	-	-	99,115
Interest income	-	-	4,551
Interest expense	(10,468)	(13,777)	(140,743)

Total other income (expense)	(10,468)	(13,777)	(37,077)

Loss from operations before provision for income taxes	(273,094)	(429,998)	(9,867,934)

Income tax benefit	-	-	-

Net loss	$(273,094)	$(429,998)	$(9,867,934)

Loss per common share - basic and diluted:
Net loss	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	111,785,352	73,087,461

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

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated	Total
			Additional	Deficit During	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,336,840	1,337	65,505	-	66,842

Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000

Net loss	-	-	-	(1,717,000)	(1,717,000)

Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)

Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500

Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500

Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000

Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000

Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	5,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	10,500

Net loss	-	-	-	(1,929,128)	(1,929,128)

Balance, April 30, 2010	111,785,352	$111,785	$9,770,178	$(9,594,840)	$287,123

Net loss	-	-	-	(273,094)	(273,094)

Balance, July 31, 2010	111,785,352	$111,785	$9,770,178	$(9,867,934)	$14,029

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Three Months Ended		Through
	July 31, 2010	July 31, 2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(273,094)	$(429,998)	$(9,867,934)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation and amortization	25,065	46,515	447,467
Stock based expenses	-	-	1,095,447
Stock based expenses - related party	-	-	3,342,283
Changes in operating assets and liabilities:			-
Other current assets and liabilities	-	(8,933)	(12,683)
Other assets	-	-	(5,500)
Loan receivable	(80,000)	-	(480,000)
Accounts payable and accrued interest	35,089	(64,325)	544,890
Accounts payable and accrued interest- related party	28,468	46,148	278,481

Net cash used in operating activities	(264,472)	(410,593)	(4,657,549)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(25,300)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	(18,734)	(591,003)

Net cash used in investing activities	-	(18,734)	(613,997)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	-	2,813,581
Share subscriptions	-	-	-
Proceeds / (Payments) on long-term debt	-	-	-
Proceeds / (Payments) on borrowings - related party	253,578	487,580	2,484,630

Net cash provided by financing activities	253,578	487,580	5,298,211

NET CHANGE IN CASH	(10,894)	58,253	26,665

CASH AT BEGINNING OF PERIOD	37,559	1,819	-

CASH AT END OF PERIOD	$26,665	$60,072	$26,665

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$1,093	$3,833
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of debt	$-	$25,000	$25,000
Stock issued in satisfaction of loans made to the Company	$-	$100,000	$100,000
Stock issued as compensation	$-	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

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

Going Concern - As of July 31, 2010, the Company has incurred cumulative net losses of approximately $9,867,934 from operations and has negative working capital of $370,807. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company’s objectives. The Company will seek additional

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

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

Impairment of Long-Lived Assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of July 31, 2010 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

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
JULY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on July 31, 2010 that were not included in the computation of diluted EPS because the effect would be antidilutive were 68,688,100.

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
JULY 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. The Company has adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

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

Between October 8, 2009 and July 31, 2010, the Company advanced $480,000 to Golden Anvil, in accordance with the toll processing agreement dated December 3, 2009, bearing no interest and secured by Golden Anvil’s interest in shipments of concentrate, their land and their facilities.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2010	April 30, 2010
Process, lab and office equipment	$411,734	$411,734
Site Equipment	179,269	179,269
Less: accumulated depreciation	387,467	372,402
	$203,536	$218,601

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and will be amortized quarterly on a straight-line basis over a 5 year period starting with the recognition of revenue from the licensing of the Company’s technology. The Company recorded $10,000 of amortization expense for the three months ended July 31, 2010 and 2009.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

5.	MINERAL PROPERTIES

As of July 31, 2010 and April 30 2010, mineral properties totaling $35,800, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

As of July 31, 2010 and April 30, 2010, accounts payable – related party consisted of $105,000 and $87,000, respectively, due to directors and officers of the Company for consulting fees.

7.	NVRM PAYABLE

As of July 31, 2010 and April 30, 2010, NVRM payable consists of $90,000, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2011. The payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of July 31, 2010 and April 30, 2010, loans payable – related party of $498,855 and $245,277, respectively, consists of borrowings, directly and indirectly, from one director and one affiliate (5% or greater beneficial owner) of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of July 31, 2010 and April 30, 2010, accrued interest – related party was $131,591 and $121,123, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of July 31, 2010 are as follows:

Fiscal year ending April 30, 2011	$51,795
Fiscal year ending April 30, 2012	$56,307
Fiscal year ending April 30, 2013	$64,740
Thereafter	$21,972

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

9.	COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2010 and April 30, 2010, there were 111,785,352 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

10.	STOCKHOLDERS’ EQUITY (continued)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

11.	STOCK INCENTIVE PLANS (continued)

maximum aggregate number of shares of common stock that may be optioned and sold under the 2010 Plan shall at no time be greater than 12.5% of the total number of shares of common stock outstanding.

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011. As of July 31, 2010, 1,000,000 options under the 2010 Plan have been exercised.

From the date of inception through July 31, 2010, compensation expense related to the granting of stock options under the 2010 Plan was $391,478 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 252%, estimated life of 2 years and closing stock price of $0.06 per share on the date of grant.

2009 Stock Incentive Plan - Effective January 12, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan"). The 2009 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 5,000,000 shares of the Company’s common stock are available for issuance under the 2009 Plan.

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011. As of July 31, 2010, 750,000 options under the 2009 Plan have been exercised.

From the date of inception through July 31, 2010, compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

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

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, were fully vested and expired January 31, 2010. All 4,340,000 stock options expired without exercise.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2010

12.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2010 and 2009, the Company incurred $81,000 and $111,000, respectively, in consulting fees expense from companies with a common director or officer.

13.	SUBSEQUENT EVENTS

Between August 1, 2010 and August 25, 2010, the Company loaned Golden Anvil an additional $120,000 to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On August 25, 2010, the Company entered into a loan agreement with Golden Anvil, covering the total $600,000 advanced by the Company to Golden Anvil. The loan bears no interest and matures on December 31, 2011. Golden Anvil has agreed to grant security over its equipment and mineral claims to secure the indebtedness under the loan agreement. The loan agreement replaces the loan provisions of the toll processing agreement dated December 3, 2009 (see Note 2).

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

We are focusing our business on toll processing mined ore for third party mining companies at our processing and refining plant located in Phoenix, Arizona (the “Phoenix Facility”). Our Phoenix Facility is a compact, modular, cost efficient, turn-key operation, with a capacity to process up to 10 tons per day. In processing ore at our Phoenix Facility, we utilize our environmentally friendly proprietary technology for the lixiviation of minerals using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose. See “Phoenix Facility and Lixiviation Technology” below.

We entered into a Toll Processing Agreement with Golden Anvil, SA de CV (“Golden Anvil”) to process concentrates at our Phoenix Facility. We have also entered into a Letter of Intent with Golden Anvil with respect to a proposed 50/50 joint venture. See “Golden Anvil” below.

We also plan to engage in the exploration and development of our Piute Valley Property located in Clark County, Nevada. Our Piute Valley Property is a potential gold project that consists of a mineral lease covering 20.61 acres of patented claims (the “Smith Lease”) and an option to acquire a 7/8th interest in 20 unpatented claims (the “BLM Claims”) located near the Smith Lease. Each BLM Claim is comprised of 160 acres. See “The Piute Valley Property” below.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal year ended April 30, 2010:

Golden Anvil Loan Agreement

On August 25, 2010, we entered into a loan agreement (the “Loan Agreement”) with Golden Anvil. The Loan Agreement covers the $600,000 we advanced to Golden Anvil to permit Golden Anvil to refurbish and relocate its mineral processing plant in Nayarit, Mexico which concentrates ores from Golden Anvil’s mineral property. Concentrates from Golden Anvil are processed at our facility in Phoenix, Arizona. The loan bears no interest and matures on December 31, 2011.

Golden Anvil has agreed to grant security over its equipment and mineral claims to secure the indebtedness under the Loan Agreement. We are in the final stages of negotiating a memorandum of understanding with Golden Anvil to joint venture the concentrating plant and mineral claims. In the event that a joint venture is successfully concluded, which is not assured, our loan to Golden Anvil may be converted into a contribution to the joint venture.

2011 Stock Incentive Plan

Effective September 7, 2010, we adopted the 2011 Stock Incentive Plan (the “2011 Plan"). The 2011 Plan allows us to grant certain options to our directors, officers, employees and eligible consultants. A total of 16,700,000 shares of our common stock are available for issuance under the 2011 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2011 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2011 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

Stock Option Grants

On September 7, 2010, we granted non-qualified stock options to acquire an aggregate of 6,000,000 shares of our common stock under the 2011 Stock Incentive Plan to various officers, directors and consultants. Each of the options was granted with an exercise price of $0.02 per share and expires on September 6, 2014. Of the 6,000,000 options granted, we granted 1,200,000 options to Ian Matheson, our Chief Executive Officer and director, 1,200,000 options to Jason Mitchell, our Chief Financial Officer and Director, and 1,200,000 options to Michael Boyko, a member of our Board of Directors.

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

We recently received approximately 400 oz of high grade gold placer concentrate from a private party that we refined into 351 oz of gold dore bars. We earned a 5% processing fee for our service.

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

(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the Smith Lease (we have paid the annual rental fee through August 13, 2011); and

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

On August 25, 2010, we entered into a Loan Agreement with Golden Anvil that covers the $600,000 previously advanced to Golden Anvil to permit Golden Anvil to refurbish and relocate its mineral processing plant in Nayarit, Mexico which concentrates ores from Golden Anvil’s mineral property. The loan bears no interest and matures on December 31, 2011. Golden Anvil has agreed to grant security over its equipment and mineral claims to secure the indebtedness under the Loan Agreement. We are in the final stages of negotiating a memorandum of understanding with Golden Anvil to joint venture the concentrating plant and mineral claims. In the event that a joint venture is successfully concluded, which is not assured, our loan to Golden Anvil may be converted into a contribution to the joint venture.

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

As of July 31, 2010, we had cash in the amount of $26,665. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2010	July 31, 2009	Increase / (Decrease)
Revenue	$14,285	$41,811	(65.8)%
Operating Expenses	(276,911)	(458,032)	(39.5)%
Interest Expense	(10,468)	(13,777)	(24.0)%
Net Loss	$(273,094)	$(429,998)	(36.5)%

Revenues

During the three months ended July 31, 2010 and 2009, we earned revenues of $14,285 and $41,811, respectively. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three months ended July 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	July 31, 2010	July 31, 2009	(Decrease)
Mineral exploration and evaluation expenses	$124,356	$263,484	(52.8)%

Mineral exploration and evaluation expenses – related party	30,000	-	n/a
General and administrative	46,490	37,033	25.5%
General and administrative – related party	51,000	111,000	(54.1)%
Depreciation and amortization	25,065	46,515	(46.1)%
Total Expenses	$276,911	$458,032	(39.5)%

Our operating expenses for the three months ended July 31, 2010 decreased as compared to the three months ended July 31, 2009. The decrease in our operating expenses primarily relates to 1) the shut down of our exploration and development program on the Smith Lease in July 2009 and 2) the decrease in consulting fees.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility, as well as subcontractor costs with our exploration program on the Smith Lease in 2009.

During the three months ended July 31, 2010, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2010	At April 30, 2010	Increase / (Decrease)
Current Assets	$506,665	$437,559	15.8%
Current Liabilities	(877,472)	(560,337)	56.6%
Working Capital Deficit	$(370,807)	$(122,778)	202.0%

Cash Flows
	Three Months Ended
	July 31, 2010	July 31, 2009
Net Cash Used in Operating Activities	$(264,472)	$(410,593)
Net Cash Used In Investing Activities	-	(18,734)
Net Cash Provided By Financing Activities	253,578	487,580
Net Increase (Decrease) in Cash During Period	$(10,894)	$58,253

As at July 31, 2010, we had a working capital deficit of $370,807 as compared to a working capital deficit of $122,778 as at our year ended April 30, 2010. The increase in our working capital deficit is primarily due to: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) the fact that our sole source of financing was short term loans totaling $253,578. The loans bear interest at a rate of 10% per annum and are due on demand.

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

(c)

Section 4(2) Private Placement: Our Board of Directors also approved a Section 4(2) private placement of 30,000,000 Units at a price of $0.05 per Unit in a transaction not involved in a public offering (the “Section 4(2) Private Placement”). The Units issued in the Section 4(2) Private Placement will be on the same terms as the U.S. Private placement. To date, we have received cash proceeds and settled indebtedness $1,200,000 under the Section 4(2) Private Placement.

There is no assurance that we will be able to complete the sale of any additional securities under these offerings. Even if we complete the sale of all the securities offered under these private placement offerings, there is no assurance that we will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration or development programs.

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

Mineral Property Rights – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Exploration Costs – Mineral exploration costs are expensed as incurred.

Revenue Recognition – Revenues are recognized during the period in which the revenues are earned. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred.

Research and Development – All research and development expenditures are expensed as incurred.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at July 31, 2010, we had cash on hand of $26,665 and accumulated net loss of $9,867,934 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and contract labor. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

On January 27, 2010, our Board of Directors approved a U.S. private placement of 6,000,000 Units for proceeds of $300,000 (the “U.S. Private Placement”), a foreign private placement of 4,000,000 Units for proceeds of $200,000 (the “Foreign Private Placement”) and a Section 4(2) private placement offering of 30,000,000 Units for proceeds of $1,500,000 (the “Section 4(2) Private Placement”). To date, we have raised cash proceeds and settled indebtedness of $80,000 under the U.S. Private Placement, $192,775 under the Foreign Private Placement and $1,200,000 under the Section 4(2) Private Placement. However, there is no assurance that we will be able to complete the sale of any additional securities under these private placement offerings. Even if we complete the sale of all of the securities offered under these private placement offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended July 31, 2010.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.              OTHER INFORMATION.

2011 Stock Incentive Plan

Effective September 7, 2010, we adopted the 2011 Stock Incentive Plan (the “2011 Plan"). The 2011 Plan allows us to grant certain options to our directors, officers, employees and eligible consultants. A total of 16,700,000 shares of our common stock are available for issuance under the 2011 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2011 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2011 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

Stock Option Grants

On September 7, 2010, we granted non-qualified stock options to acquire an aggregate of 6,000,000 shares of our common stock under the 2011 Stock Incentive Plan to various officers, directors and consultants. Each of the options was granted with an exercise price of $0.02 per share and expires on September 6, 2014. Of the 6,000,000 options granted, we granted 1,200,000 options to Ian Matheson, our Chief Executive Officer and director, 1,200,000 options to Jason Mitchell, our Chief Financial Officer and Director, and 1,200,000 options to Michael Boyko, a member of our Board of Directors.

ITEM 6.              EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal
Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.

Exhibit
Number	Description of Exhibits
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower)
10.39	2011 Stock Incentive Plan
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 13, 2010	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2010	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)