Form 10-Q
period 2010-10-31
ROYAL MINES & MINERALS CORP
filed 2010-12-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 13, 2010, the Registrant had 111,785,352 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	October 31, 2010	April 30, 2010

ASSETS

Current assets
Cash and cash equivalents	$35,055	$37,559
Prepaid Expenses	10,000	-
Loan Receivable	600,000	400,000
Total current assets	645,055	437,559

Property and equipment, net	188,471	218,601
Intellectual property, net	130,000	150,000
Mineral properties	42,600	35,800
Other assets	5,500	5,500
Total non-current assets	366,571	409,901

Total assets	$1,011,626	$847,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$38,805	$16,937
Accounts payable - related party	135,000	87,000
NVRM payable	90,000	90,000
Loans payable - related party	867,200	245,277
Accrued interest - related party	148,720	121,123
Current portion of long-term debt	-	-
Total current liabilities	1,279,725	560,337

Long-term debt	-	-

Total liabilities	1,279,725	560,337

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares authorized, 111,785,352 shares issued and outstanding	111,785	111,785
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	9,948,337	9,770,178
Accumulated deficit during exploration stage	(10,328,221)	(9,594,840)
Total stockholders' equity (deficit)	(268,099)	287,123

Total liabilities and stockholders' equity (deficit)	$1,011,626	$847,460

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009	October 31, 2010

Revenue	$620	$1,500	$14,905	$43,311	$83,904

Operating expenses
Mineral exploration and evaluation expenses	114,170	154,838	238,526	418,322	2,501,268
Mineral exploration and evaluation expenses - related party	30,000	30,000	60,000	30,000	635,500
General and administrative	116,446	94,348	162,936	131,381	2,636,240
General and administrative - related party	157,896	51,000	208,896	162,000	4,112,178
Depreciation and amortization	25,065	50,154	50,130	96,669	472,532

Total operating expenses	443,577	380,340	720,488	838,372	10,357,718

Loss from operations	(442,957)	(378,840)	(705,583)	(795,061)	(10,273,814)

Other income (expense):
Other income	-	-	-	-	99,115
Interest income	-	-	-	-	4,551
Interest expense	(17,330)	(15,539)	(27,798)	(29,316)	(158,073)

Total other income (expense)	(17,330)	(15,539)	(27,798)	(29,316)	(54,407)

Loss from operations before provision for income taxes	(460,287)	(394,379)	(733,381)	(824,377)	(10,328,221)

Income tax benefit	-	-	-	-	-

Net loss	$(460,287)	$(394,379)	$(733,381)	$(824,377)	$(10,328,221)

Loss per common share - basic and diluted: Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	111,785,352	80,266,374	111,785,352	76,676,917

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

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000

Net loss	-	-	-	(1,717,000)	(1,717,000)

Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)

Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500

Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500

Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000

Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000

Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	5,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	10,500

Net loss	-	-	-	(1,929,128)	(1,929,128)

Balance, April 30, 2010	111,785,352	$111,785	$9,770,178	$(9,594,840)	$287,123

Issuance of stock options for 6,000,000 shares of common stock to three directors and eight consultants.	-	-	178,159	-	178,159

Net loss	-	-	-	(733,381)	(733,381)

Balance, October 31, 2010	111,785,352	$111,785	$9,948,337	$(10,328,221)	$(268,099)

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Six Months Ended		Through
	October 31, 2010	October 31, 2009	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(733,381)	$(824,377)	$(10,328,221)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation and amortization	50,130	96,669	472,532
Stock based expenses	71,263	-	1,166,710
Stock based expenses - related party	106,896	-	3,449,179
Changes in operating assets and liabilities:			-
Other current assets and liabilities	(10,000)	(13,792)	(22,683)
Other assets	-	-	(5,500)
Loan receivable	(200,000)	(70,000)	(600,000)
Accounts payable and accrued interest	21,868	(46,501)	531,669
Accounts payable and accrued interest- related party	75,597	86,687	325,610

Net cash used in operating activities	(617,627)	(771,314)	(5,010,704)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,800)	(6,800)	(32,100)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	(97,603)	(591,003)

Net cash used in investing activities	(6,800)	(104,403)	(620,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	1,500	2,813,581
Share subscriptions	-	-	-
Proceeds / (Payments) on long-term debt	-	-	-
Proceeds / (Payments) on borrowings - related party	621,923	901,271	2,852,975

Net cash provided by financing activities	621,923	902,771	5,666,556

NET CHANGE IN CASH	(2,504)	27,054	35,055

CASH AT BEGINNING OF PERIOD	37,559	1,819	-

CASH AT END OF PERIOD	$35,055	$28,873	$35,055

SUPPLEMENTAL INFORMATION

Interest Paid	$201	$1,093	$2,941
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in safisfaction of debt	$-	$542,000	$443,345
Stock issued in satisfaction of loans made to the Company	$-	$-	$2,040,000
Stock issued as compensation	$-	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the fiscal year ended April 30, 2010 of Royal Mines and Minerals Corp. (the “Company”).

The interim financial statements present the balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and others mining assets, 2) joint venture, acquire and develop projects in North America, and 3) generate ongoing revenues from the licensing of its proprietary, environmentally-friendly lixiviation process. The Company has not yet realized significant revenues from its primary objectives.

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
OCTOBER 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going Concern - As of October 31, 2010, the Company has incurred cumulative net losses of approximately $10,328,221 from operations and has negative working capital of $634,670. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
OCTOBER 31, 2010

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
OCTOBER 31, 2010

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on October 31, 2010 that were not included in the computation of diluted EPS because the effect would be antidilutive were 74,633,100.

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
OCTOBER 31, 2010

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

As of October 31, 2010 and April 30, 2010, the Company has advanced $600,000 and $400,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On August 25, 2010, the Company entered into a loan agreement with Golden Anvil, covering the total $600,000 advanced by the Company to Golden Anvil. The loan bears no interest, matures on December 31, 2011, and is secured by Golden Anvil’s equipment and mineral claims. The loan agreement replaces the loan provisions of the toll processing agreement dated December 3, 2009.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2010	April 30, 2010
Process, lab and office equipment	$411,734	$411,734
Site Equipment	179,269	179,269
Less: accumulated depreciation	(402,532)	(372,402)
	$188,471	$218,601

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and is being amortized quarterly on a straight-line basis over a 5 year period. The Company recorded $20,000 of amortization expense for the six months ended October 31, 2010 and 2009.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2010

5.	MINERAL PROPERTIES

As of October 31, 2010 and April 30 2010, mineral properties totaling $42,600 and $35,800, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

As of October 31, 2010 and April 30, 2010, accounts payable – related party consisted of $135,000 and $87,000, respectively, due to directors and officers of the Company for consulting fees.

7.	NVRM PAYABLE

As of October 31, 2010 and April 30, 2010, NVRM payable consists of $90,000, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2011. The payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of October 31, 2010 and April 30, 2010, loans payable – related party of $867,200 and $245,277, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of October 31, 2010 and April 30, 2010, accrued interest – related party was $148,720 and $121,123, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of October 31, 2010 are as follows:

Fiscal year ending April 30, 2011	$34,530
Fiscal year ending April 30, 2012	$56,307
Fiscal year ending April 30, 2013	$64,740
Thereafter	$21,972

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2010

9.	COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of October 31, 2010 and April 30, 2010, there were 111,785,352 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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
OCTOBER 31, 2010

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

2011 Stock Incentive Plan - Effective September 7, 2010, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan"). The 2011 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 16,700,000 shares of the Company’s common stock are available for issuance under the 2011 Plan. However, the Company may increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2011 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2011 Plan shall at no time be greater than 15.0% of the total number of shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2010

11.	STOCK INCENTIVE PLANS (continued)

On September 7, 2010, the Company granted non-qualified stock options under the 2011 Plan for the purchase of 6,000,000 shares of common stock at $0.02 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire September 6, 2014. As of October 31, 2010, zero options under the 2011 Plan have been exercised.

From the date of inception through October 31, 2010, compensation expense related to the granting of stock options under the 2011 Plan was $178,159 and is included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 12.50%, volatility of 240%, estimated life of 4 years and closing stock price of $0.03 per share on the date of grant.

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

Effective September 7, 2010, the Company suspended the 2010 Plan. No new options may be granted under the 2010 Plan and the 2010 Plan will be terminated once all outstanding options granted under the 2010 Plan have been exercised, expired or otherwise terminated.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2010

11.	STOCK INCENTIVE PLANS (continued)

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

For the six months ended October 31, 2010 and 2009, the Company incurred $162,000 and $192,000, respectively, in consulting fees expense from companies with a common director or officer. In addition, for the six months ended October 31, 2010, the Company incurred $106,896 in compensation expense for the issuance of stock options to directors and officers of the Company.

13.	SUBSEQUENT EVENTS

Between November 1, 2010 and December 8, 2010, the Company has loaned Golden Anvil an additional $200,000 for working capital in accordance with the terms of the Memorandum of Understanding executed on October 19, 2010. As of December 8, 2010, Loan Receivable due from Golden Anvil totals $800,000.

Between November 1, 2010 and December 8, 2010, the Company has raised $535,000 through its private placement offering announced on October 29, 2010. As of December 8, 2010, the $535,000 is recorded as Share Subscriptions Received under Other Current Liabilities.

On November 9, 2010, the Company issued 1,700,000 shares of common stock for options exercised by one director and one consultant in satisfaction of debt owed by the Company.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from mined ore at our Phoenix Facility; (ii) joint venture, acquire and develop mining projects in North America, including the Golden Anvil Mine; and (iii) generate ongoing revenues from the licensing of our proprietary, environmentally-friendly lixiviation.

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

We entered into a Memorandum of Understanding dated October 19, 2010 with Golden Anvil, SA de CV (“Golden Anvil”) with respect to the proposed formation and funding of a proposed joint venture for the exploration and development of mineral concessions owned by Golden Anvil in the State of Nayarit, Mexico (the “Golden Anvil Mine”). We had previously entered into a Letter of Intent and a Toll Processing Agreement in connection with the proposed Joint Venture and the processing of concentrates at our Phoenix Facility. See “Golden Anvil” below.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the completion of our fiscal quarter ended October 31, 2010:

1.	Loan to Golden Anvil

We have loaned Golden Anvil an additional $200,000 for working capital in accordance with the terms of the Memorandum of Understanding signed on October 19, 2010. This brings the total advanced to Golden Anvil to $800,000. We anticipate advancing an additional $100,000 before the end of 2010.

2.	Private Placement Offering

Under our previously announced U.S. Private Placement and Foreign Private Placement offerings, as describe in detail below, we have raised an aggregate of $535,000. To date, we have not issued any securities under these offerings. There is no assurance that these private placement offerings will be completed.

3.	Stock Options Exercised

On November 9, 2010, we issued 1,700,000 shares of common stock for options exercised by a director and a consultant of Royal Mines. The shares were issued at a deemed price of $0.05 per share and settled total indebtedness of $85,000.

PHOENIX FACILITY AND LIXIVIATION TECHNOLOGY

Our Phoenix Facility is an industrial building of approximately 9,800 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 10 tons of ore per day. In processing ore at our Phoenix Facility, we utilize our Lixiviation Technology, being a closed loop, zero liquid discharge, leach extraction process. Below is a basic diagram on the processing of ore at our Phoenix Facility.

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

GOLDEN ANVIL

On October 19, 2010, we executed a Memorandum of Understanding with Golden Anvil, SA de CV (“Golden Anvil”) with respect to the formation of a proposed Joint Venture for the exploration, development and production of mineral concessions owned by Golden Anvil in the State of Nayarit, Mexico (the “Golden Anvil Mine”). The Memorandum of Understanding further defines the terms of the proposed Joint Venture as contemplated in a Letter of Intent dated October 21, 2009.

Previous, we loaned to Golden Anvil a total of $600,000 (the “Loan”) to permit Golden Anvil to establish a new facility (the “Processing Plant”) in Mexico for the purposes of concentrating ore mined from the Golden Anvil Mine. We also toll processes concentrates from the Golden Anvil Mine at our Phoenix Plant under the terms of the Toll Processing Agreement.

Under the terms of the Memorandum of Understanding, we have formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”). We will contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”) including the amount of the Loan. Upon our providing the Funding Amount, Golden Anvil will transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (of which $200,000 has been paid); and

(b)	The balance of $2,100,000 within 180 days of the date that Golden Anvil delivers to the Phoenix Plant the first 20 tons of concentrate generated from the Processing Plant.

If we are able to complete the funding, of which there is no assurance, and Golden Anvil transfer the assets in the Joint Venture Company, the Joint Venture Company will be owned 50% by us and 50% by Golden Anvil.

In the event that we are unable to raise the Funding Amount in the time required, we will forfeit our right to proceed with the Joint Venture and the Loan will be payable in 12 months with interest at 18% from the dates of advancement and secured by the Golden Anvil Assets.

The final terms of the Joint Venture will be set out in a formal agreement currently being prepared by legal counsel for the parties. There is no assurance that we will enter into a formal agreement.

We have hired a professional mining engineer to evaluate the progress of the Golden Anvil concentration plant and to review the mine site and related historic data. The concentration plant expects to begin operations within 15 days at a projected production rate of 100 tons of head ore per day, resulting in 30 tons of concentrate per month.

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

PLAN OF OPERATION

Our plan of operation over the next twelve months is to focus our financial resources on the formation of the proposed Joint Venture with Golden Anvil. In order to proceed with the proposed Joint Venture, we will need to enter into a formal Joint Venture agreement and provide funding in the amount of $2,100,000 to the Joint Venture Company. There is no assurance that we will be able to raise sufficient financing to fund the Joint Venture.

We also anticipate that over the next twelve months our plan of operation for our Phoenix Facility and the Piute Valley Property will consist of:

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

3.	Exploring strategic partnerships for the exploration of additional Piute Valley Property.

As of October 31, 2010, we had cash in the amount of $35,055. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$620	$1,500	(58.7)%	$14,905	$43,311	(65.6)%
Expenses	(433,577)	(380,340)	14.0%	(720,448)	(838,372)	(14.1)%
Other Items	(17,330)	(15,539)	11.5%	(27,798)	(29,316)	(5.2)%
Net Loss	$(460,287)	$(394,379)	16.7%	$(733,381)	$(824,377)	(11.0)%

Revenues

During the six months ended October 31, 2010, we earned revenues of $14,905. These revenues consisted of $14,285 from the refining of ore at our Phoenix Facility and $620 from a licensing fee. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2010	31, 2009	(Decrease)	31, 2010	2009	(Decrease)
Mineral exploration and evaluation expenses	$144,170	$184,838	(22.0)%	$298,526	$448,322	(33.4)%
General and administrative	274,342	145,348	88.7%	371,832	293,381	26.7%
Depreciation and amortization	25,065	50,154	(50.0)%	50,130	96,669	(48.1)%
Total Operating Expenses	$433,577	$380,340	14.0%	$720,448	$838,372	(14.1)%

Operating expenses increased from $380,340, during the three months ended October 31, 2009, to $433,577, during the three months ended October 31, 2010. The increase in our operating expenses primarily relates to $178,159 in compensation expense recorded for the issuance of stock options in general and administrative expenses. This was partially offset by decreases in mineral exploration and evaluation expenses and depreciation and amortization expenses.

Operating expenses decreased from $838,372, during the six months ended October 31, 2009, to $720,448, during the six months ended October 31, 2010. The decrease in our operating expenses relates to decreases in depreciation and amortization expenses and mineral exploration and evaluation expenses. This decrease was partially offset by the compensation expense recorded for the issuance of stock options in general and administrative expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility, as well as subcontractor costs with our exploration program on the Smith Lease.

Our general and administrative expenses primarily consisted of: (i) compensation expense recorded for the issuance of stock options; (ii) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (iii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act. The increase in general and administrative expenses during the six months ended October 31, 2010 was primarily due to stock based expenses of $178,159.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility, the proposed Joint Venture with Golden Anvil and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2010	At April 30, 2010	Increase / (Decrease)
Current Assets	$645,055	$437,559	47.4%
Current Liabilities	(1,279,725)	(560,337)	128.4%
Working Capital Deficit	$(634,670)	$(122,778)	416.9%

Cash Flows
	Six Months Ended
	October 31, 2010	October 31, 2009
Net Cash Used in Operating Activities	$(617,627)	$(771,314)
Net Cash Used In Investing Activities	(6,800)	(104,403)
Net Cash Provided By Financing Activities	621,923	902,771
Net Increase (Decrease) in Cash During Period	$(2,504)	$27,054

As at October 31, 2010, we had a working capital deficit of $634,670 as compared to a working capital deficit of $122,778 as at our year ended April 30, 2010. Our working capital deficit increased due to the lack of capital to meet our ongoing expenditures, causing an increase in our short term loans to fund our ongoing operations. During the six months ended October 31, 2010, we received short term loans totaling $621,923. These loans bear interest at a rate of 10% per annum, are unsecured and due on demand.

FINANCING REQUIREMENTS

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors has approved the following separate private placement offerings:

(a)

U.S. Private Placement: On October 29, 2010, our Board of Directors approved a private placement offering of up to 20,000,000 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of one year at a price of $0.10 US per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933.

(b)

Foreign Private Placement: On November 4, 2010, our Board of Directors approved a private placement offering of up to 20,000,000 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of one year at a price of $0.10 US per share. The offering will be made to persons who are not residents of the United States and are otherwise not “U.S Persons” as that term is defined in Rule 902(k) of Regulation S of the Securities Act of 1933.

Subsequent to the quarter ended October 31, 2010, we received proceeds of $535,000 under these private placement offerings. To date, we have not yet issued any securities to subscribers under this offering. There is no assurance that the private placement offerings or any part of them will be completed.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not obtain additional financing, we may not be able to continue our operations at our Phoenix Facility, enter into the proposed Joint Venture with Golden Anvil or complete our exploration and development programs on the Piute Valley Property.

As at October 31, 2010, we had cash on hand of $35,055 and accumulated net loss of $10,328,221 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility, the entry into the proposed Joint Venture with Golden Anvil and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors has approved the U.S. Private Placement and the Foreign Private Placement offerings. To date, we have received proceeds of $535,000 under these private placement offerings, but have not yet issued any securities. However, there is no assurance that we will be able to complete the sale of any additional securities under these private placement offerings. Even if we complete the sale of all of the securities offered under these private placement offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

There is no assurance that our due diligence requirements will be satisfied or that we will be able to reach a joint venture agreement with Golden Anvil under the terms of the Memorandum of Understanding.

There is no assurance that the proposed transaction with Golden Anvil will be completed as planned or at all. If we decide to proceed with the joint venture, there is no assurance that we will be able to reach an agreement or that we will have sufficient financing to fund the proposed Joint Venture.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 9, 2010, we issued 1,700,000 shares of common stock for options exercised by one director and one consultant in satisfaction of debt owed by the Company. Total indebtedness of $85,000 was applied to exercise the options at $0.05 per share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)

Exhibit
Number	Description of Exhibits
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower)(20)
10.39	2011 Stock Incentive Plan(20)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 14, 2010	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 14, 2010	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)