Form 10-Q
period 2011-01-31
ROYAL MINES & MINERALS CORP
filed 2011-03-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 15, 2011, the Registrant had 145,555,352 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

	As of	As of
	January 31, 2011	April 30, 2010

ASSETS

Current assets
Cash and cash equivalents	$53,699	$37,559
Total current assets	53,699	37,559

Loan Receivable	900,000	400,000
Property and equipment, net	173,406	218,601
Intellectual property, net	120,000	150,000
Mineral properties	42,600	35,800
Other assets	6,500	5,500
Total non-current assets	1,242,506	809,901

Total assets	$1,296,205	$847,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$53,822	$16,937
Accounts payable - related party	35,000	87,000
Accrued liabilities	30,000	-
Accrued interest - related party	171,090	121,123
Notes payable	50,000	90,000
Loans payable - related party	16,200	245,277
Current portion of long-term debt	-	-
Total current liabilities	356,112	560,337

Long-term debt	-	-

Total liabilities	356,112	560,337

Commitments and contingencies

Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares authorized, 145,555,352 and 111,785,352 shares issued and outstanding, respectively	145,555	111,785
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Additional paid-in capital	11,603,067	9,770,178
Accumulated deficit during exploration stage	(10,808,529)	(9,594,840)
Total stockholders' equity (deficit)	940,093	287,123

Total liabilities and stockholders' equity (deficit)	$1,296,205	$847,460

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					July 13, 2005
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011

Revenue	$4,260	$1,938	$19,165	$45,248	$88,164

Operating expenses
Mineral exploration and evaluation expenses	284,218	133,097	522,745	551,419	2,785,487
Mineral exploration and evaluation expenses - related party	33,000	33,000	93,000	63,000	668,500
General and administrative	72,350	296,284	235,286	427,665	2,708,590
General and administrative - related party	47,665	218,776	256,561	380,776	4,159,843
Depreciation and amortization	25,065	50,065	75,195	146,734	497,597

Total operating expenses	462,298	731,222	1,182,787	1,569,594	10,820,017

Loss from operations	(458,038)	(729,284)	(1,163,622)	(1,524,346)	(10,731,853)

Other income (expense):
Other income	-	-	-	-	99,115
Interest income	-	-	-	-	4,551
Interest expense	(22,269)	(22,492)	(50,067)	(51,808)	(180,342)

Total other income (expense)	(22,269)	(22,492)	(50,067)	(51,808)	(76,676)

Loss from operations before provision for income taxes	(480,307)	(751,776)	(1,213,689)	(1,576,154)	(10,808,529)

Income tax benefit	-	-	-	-	-

Net loss	$(480,307)	$(751,776)	$(1,213,689)	$(1,576,154)	$(10,808,529)

Loss per common share - basic and diluted:
Net loss	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - Basic and diluted	117,917,330	81,684,635	113,814,479	78,366,761

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

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)

Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500

Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500

Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000

Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000

Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	5,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	10,500

Net loss	-	-	-	(1,929,128)	(1,929,128)

Balance, April 30, 2010	111,785,352	$111,785	$9,770,178	$(9,594,840)	$287,123

Issuance of stock options for 6,000,000 shares of common stock to three directors and eight consultants.	-	-	178,159	-	178,159

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,700,000	1,700	83,300	-	85,000

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,950,000	1,950	95,550	-	97,500

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	17,020,000	17,020	833,980	-	851,000

Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	13,100,000	13,100	641,900	-	655,000

Net loss	-	-	-	(1,213,689)	(1,213,689)

Balance, January 31, 2011	145,555,352	$145,555	$11,603,067	$(10,808,529)	$940,093

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			July 13, 2005
			(Date of Inception)
	For the Nine Months Ended		Through
	January 31, 2011	January 31, 2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,213,689)	$(1,576,154)	$(10,808,529)
Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation and amortization	75,195	146,733	497,597
Stock based expenses	71,263	223,702	1,166,710
Stock based expenses - related party	106,896	167,776	3,449,179
Changes in operating assets and liabilities:			-
Other current assets and liabilities	30,000	(16,433)	17,317
Other assets	(1,000)	-	(6,500)
Loan receivable	(500,000)	(470,000)	(900,000)
Accounts payable and accrued interest	49,385	(28,742)	559,186
Accounts payable and accrued interest- related party	127,967	127,179	377,980

Net cash used in operating activities	(1,253,983)	(1,425,939)	(5,647,060)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(6,800)	(6,800)	(32,100)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	(97,603)	(591,003)

Net cash used in investing activities	(6,800)	(104,403)	(620,797)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	655,000	415,500	3,468,581
Share subscriptions	-	-	-
Proceeds / (Payments) on long-term debt	-	-	-
Proceeds / (Payments) on borrowings - related party	621,923	1,136,484	2,852,975

Net cash provided by financing activities	1,276,923	1,551,984	6,321,556

NET CHANGE IN CASH	16,140	21,642	53,699

CASH AT BEGINNING OF PERIOD	37,559	1,819	-

CASH AT END OF PERIOD	$53,699	$23,461	$53,699

SUPPLEMENTAL INFORMATION

Interest Paid	$100	$1,093	$5,032
Income Taxes Paid	$-	$-	$-

SUPPLEMENTARY DISCLOSURE FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in safisfaction of debt	$182,500	$225,775	$625,845
Stock issued in satisfaction of loans made to the Company	$851,000	$1,420,000	$2,891,000
Stock issued as compensation	$-	$-	$120,000

See Accompanying Notes to Financial Statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2011

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
JANUARY 31, 2011

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going Concern - As of January 31, 2011, the Company has incurred cumulative net losses of approximately $10,808,529 from operations and has negative working capital of $302,413. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2011

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As of January 31, 2011 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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
JANUARY 31, 2011

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on January 31, 2011 that were not included in the computation of diluted EPS because the effect would be antidilutive were 102,002,340.

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
JANUARY 31, 2011

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

As of January 31, 2011 and April 30, 2010, the Company has advanced $900,000 and $400,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	January 31, 2011	April 30, 2010
Process, lab and office equipment	$411,734	$411,734
Site Equipment	179,269	179,269
Less: accumulated depreciation	(417,597)	(372,402)
	$173,406	$218,601

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000 and is being amortized quarterly on a straight-line basis over a 5 year period. The Company recorded $30,000 of amortization expense for the nine months ended January 31, 2011 and 2010.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2011

5.	MINERAL PROPERTIES

As of January 31, 2011 and April 30 2010, mineral properties totaling $42,600 and $35,800, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Annual renewal fees are capitalized. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

As of January 31, 2011 and April 30, 2010, accounts payable – related party consisted of $35,000 and $87,000, respectively, due to directors and officers of the Company for consulting fees.

7.	NOTES PAYABLE

As of January 31, 2011 and April 30, 2010, notes payable consists of $50,000 and $90,000, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2011. The note payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of January 31, 2011 and April 30, 2010, loans payable – related party of $16,200 and $245,277, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of January 31, 2011 and April 30, 2010, accrued interest – related party was $171,090 and $121,123, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office and plant facility. Future minimum lease payments under the operating leases as of January 31, 2011 are as follows:

Fiscal year ending April 30, 2011	$17,265
Fiscal year ending April 30, 2012	$56,307
Fiscal year ending April 30, 2013	$64,740
Thereafter	$21,972

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2011

9.	COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2011 and April 30, 2010, there were 145,555,352 shares of common stock outstanding and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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
JANUARY 31, 2011

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

u)	On November 9, 2010, the Company issued 1,700,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt.

v)

On January 18, 2011, the Company issued 17,020,000 units for $851,000 in loans made to the Company from one director, 13,100,000 units for $655,000 in cash and 1,950,000 units to retire $97,500 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2011

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

On September 7, 2010, the Company granted non-qualified stock options under the 2011 Plan for the purchase of 6,000,000 shares of common stock at $0.02 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire September 6, 2014. As of January 31, 2011, zero options under the 2011 Plan have been exercised.

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

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011. As of January 31, 2011, 1,000,000 options under the 2010 Plan have been exercised.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2011

11.	STOCK INCENTIVE PLANS (continued)

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011. As of January 15, 2011, 2,450,000 options were exercised and 2,550,000 options expired under the 2009 Plan.

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

For the nine months ended January 31, 2011 and 2010, the Company incurred $242,665 and $276,000, respectively, in consulting fees expense from companies with a common director or officer. In addition, for the nine months ended January 31, 2011 and 2010, the Company incurred $106,896 and $167,776, respectively, in compensation expense for the issuance of stock options to directors and officers of the Company.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal quarter ended October 31, 2010:

Issuance of Shares For Stock Options Exercised

On November 9, 2010, we issued 1,700,000 shares of common stock for options exercised at $0.05 per share in satisfaction of debt.

Issuance of Shares Under Private Placement Offerings

On January 18, 2011, we issued an aggregate of 32,070,000 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings for aggregate proceeds of $1,603,500 as described below. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 for a two year period from the date of issuance.

(a)

US Private Placement: We issued 4,300,000 Units for cash proceeds of $215,000. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Act”). Each subscriber represented that they were an accredited investor as defined under Regulation D of the Act.

(b)

Foreign Private Placement: We issued 8,450,000 Units for cash proceeds of $410,000 and to settle outstanding indebtedness of $12,500. The issuances were completed pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person.

(c)

Section 4(2) Private Placement: We issued 19,320,000 Units for cash proceeds of $30,000 and to settle outstanding indebtedness of $936,000. The issuances were completed pursuant to the provisions of Section 4(2) of the Act. Each of the subscribers were either a director, executive officer or close personal friends, relatives or business associates of a director or executive officer.

Extension of Warrants

On February 15, 2011 we extended the expiry date of 22,876,840 warrants previously issued on February 24, 2009, from February 23, 2011 to February 23, 2012. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

Consulting Agreement

Effective March 10, 2011, we entered into a consulting agreement (the “Consulting Agreement”) with Complete Advisory Partners, LLC (“CAP”) to engage CAP to provide market awareness and public relations services to us. Under the terms of the Consulting Agreement, we agreed to pay to CAP the following:

(i)	315,000 shares of the our common stock; and

(ii)	warrants to purchase an additional 315,000 shares of our common stock exercisable at a price of $0.10 per share for a period expiring one year from the date of issuance.

The shares and warrants will be issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”) as CAP represented in the agreement that it was an “accredited investor” as that term is defined in Regulation D of the Securities Act.

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

We acquired our interest in the Lixiviation Technology and our Phoenix Facility on April 2, 2007 under the terms of a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. In consideration of the Lixiviation Technology and the Phoenix Facility, we paid and issued the following:

(a)	$300,000 to New Verde for the purchase of the equipment within the Phoenix Facility as follows:

	(i)	$175,000 upon execution of the Technology Agreement (which amount has been paid); and
	(ii)	$125,000 of which $50,000 is outstanding.

(b)	issued 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology.

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

Under the terms of the Memorandum of Understanding, we have formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”). We will contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”) including the amount of the Loan. Upon our providing the Funding Amount, Golden Anvil will transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (which has been paid); and

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

The concentration plant has begun operations at a projected production rate of 50 tons of head ore per day, resulting in 3 to 4 tons of concentrate per week. Within 60 days, operations should start producing 100 tons of head or per day, resulting in 30 tons of concentrate per month.

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

We also anticipate that over the next twelve months our plan of operation for our Phoenix Facility and the Piute Valley Property will consist of:

1.

Upgrading our Phoenix Facility by installing another filter press, Reno cell and bulk bag unloader to increase the process rate at the Phoenix Facility to 2,000 lbs per hour. We anticipate that we will require $250,000 in order to implement these upgrades at our Phoenix Facility.

2.

Implementing our drilling program of prime targets on the Smith Lease. The implementation of this drilling program required the filing of a Plan of Operations with the Federal Bureau of Land Management (BLM). We are completing the required Environmental Assessment and anticipate approval from the BLM within 90 days. We anticipate that this drilling program will cost approximately $500,000. The completion of this drilling program will depend on obtaining sufficient funds for the drilling and mineral analysis.

3.	Exploring strategic partnerships for the exploration of additional Piute Valley Property.

As of January 31, 2011, we had cash in the amount of $53,699. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$4,260	$1,938	119.8%	$19,165	$45,248	(57.6)%
Expenses	(462,298)	(731,222)	(36.8)%	(1,182,787)	(1,569,594)	(24.6)%
Other Items	(22,269)	(22,492)	(1.0)%	(50,067)	(51,808)	(3.4)%
Net Loss	$(480,307)	$(751,776)	(36.1)%	$(1,213,689)	$(1,576,154)	(23.0)%

Revenues

During the nine months ended January 31, 2011, we earned revenues of $19,165. These revenues consisted of $620 from assaying ore at our Phoenix Facility, $14,535 in fees from refining others precious metals and $4,010 in gold sold from the processing of Golden Anvil’s concentrates. We are currently in the exploration stage of our business. We have begun to process ore at our Phoenix Facility; however, our initial income from the use of our Phoenix Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of ore at our Phoenix Facility or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January	Increase /	January	January 31,	Increase /
	2011	31, 2010	(Decrease)	31, 2011	2010	(Decrease)
Mineral exploration and evaluation expenses	$317,218	$166,097	91.0%	$615,745	$614,419	0.2%
General and administrative	120,015	515,060	(76.7)%	491,847	808,441	(39.2)%
Depreciation and amortization	25,065	50,065	(49.9)%	75,195	146,734	(48.8)%
Total Operating Expenses	$462,298	$731,222	(36.8)%	$1,182,787	$1,569,594	(24.6)%

Our operating expenses for the three months ended January 31, 2011 decreased as compared to the three months ended January 31, 2010. The decrease in our operating expenses primarily relates to the $391,478 in compensation expense recorded for the issuance of stock options in the three months ended January 31, 2010. This was partially offset by increases in our mineral exploration and evaluation expenses in the three months ended January 31, 2011 as a result of a $100,000 one-time license fee and $64,000 in expenses related to our Cholla process.

Our operating expenses for the nine months ended January 31, 2011 decreased as compared to the nine months ended January 31, 2010. The decrease in our operating expenses primarily relates to the $391,478 in compensation expense recorded for the issuance of stock options in the nine months ended January 31, 2010.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility and our testing of the Cholla Process in our Scottsdale Facility.

Our general and administrative expenses primarily consisted of: (i) stock based expenses for the issuance of stock options; (ii) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (iii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2011	At April 30, 2010	Increase / (Decrease)
Current Assets	$53,699	$37,559	43.0%
Current Liabilities	(356,112)	(560,337)	(36.4)%
Working Capital Deficit	$(302,413)	$(522,778)	(42.2)%

Cash Flows
	Nine Months Ended
	January 31, 2011	January 31, 2010
Net Cash Used in Operating Activities	$(1,253,983)	$(1,425,939)
Net Cash Used In Investing Activities	(6,800)	(104,403)
Net Cash Provided By Financing Activities	1,276,923	1,551,984
Net Increase in Cash During Period	$16,140	$21,642

As at January 31, 2011, we had a working capital deficit of $302,413 as compared to a working capital deficit of $522,778 as at our year ended April 30, 2010. Our working capital deficit decreased due to decreases in loans payable and notes payable and increases in cash from financing activities. This was partially offset by increases in accrued liabilities and accrued interest.

During the nine months ended January 31, 2011, we completed the following equity financings:

1.	On November 6, 2010 we issued 1,700,000 shares of common stock for options exercised a $0.05 per share in satisfaction of debt.

2.	On January 18, 2011 we issued:

	(i)	17,020,000 units to settle $851,000 in loans made to us from a director;

	(ii)	13,100,000 units for $655,000 in cash; and

	(iii)	1,950,000 units to settle $97,500 in corporate indebtedness,

Each unit consists of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

FINANCING REQUIREMENTS

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors has approved the following separate private placement offerings:

(a)

U.S. Private Placement: On October 29, 2010, our Board of Directors approved a private placement offering of up to 20,000,000 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of one year at a price of $0.10 US per share. The offering will be made in the United States to persons who are accredited investors as defined in Regulation D of the Securities Act of 1933. To date, we have issued 4,300,000 units for cash proceeds of $215,000 under this private placement offering.

(b)

Foreign Private Placement: On November 4, 2010, our Board of Directors approved a private placement offering of up to 20,000,000 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of one year at a price of $0.10 US per share. The offering will be made to persons who are not residents of the United States and are otherwise not “U.S Persons” as that term is defined in Rule 902(k) of Regulation S of the Securities Act of 1933. To date, we have issued 8,450,000 units for cash proceeds of $410,000 and to settled indebtedness of $12,500.

There is no assurance that any additional securities will be issued under these private placement offerings.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As at January 31, 2011, we had cash on hand of $53,699 and accumulated net loss of $10,808,529 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility, the entry into the proposed Joint Venture with Golden Anvil and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors has approved the U.S. Private Placement and the Foreign Private Placement offerings. To date, we have issued 4,300,000 units under the U.S. Private Placement and 8,450,000 units under the Foreign Private Placement. However, there is no assurance that we will be able to complete the sale of any additional securities under these private placement offerings. Even if we complete the sale of all of the securities offered under these private placement offerings, there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended January 31, 2011.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 17, 2011	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2011	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)