Form 10-K
period 2011-04-30
ROYAL MINES & MINERALS CORP
filed 2011-07-29
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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
[ ]Yes    [ x ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ]Yes    [ x ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ]Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [ ] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).[ ] Yes[ x ]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,573,404 as of October 29, 2010, based on the price at which the common equity was last sold on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 29, 2011, the Registrant had 171,440,352 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2011

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

Overview

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from our own and others leachable assets; (ii) use our lixiviation processes (Cholla and thiourea) to convert specific ore bodies and fly ash landfills/monofills into valuable assets, and (iii) joint venture, acquire and develop mining projects in North America.

We are focusing our business on commercially processing specific fly ash and other mineable ores, using a closed loop, leach process that exposes extractable gold (the “Cholla Process”) at our processing and refining plants located in Phoenix, Arizona (the “Phoenix Facility”) and Scottsdale, Arizona (the “Scottsdale Facility”). Our facilities have a capacity to process up to 10 tons per day. In our Phoenix Facility, we also utilize our environmentally friendly proprietary technology for the extraction of precious metals using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose. See “Facilities and Technologies” below.

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

We are actively seeking to enter into joint ventures with third parties who have legal rights to fly ash resources, including landfills/monofills. There are no assurances that we will be able to commercially extract precious metals from fly ash or other mineable ores using our Cholla or thiourea processes or that we will be able to enter into joint ventures for the exploration and development of additional mining projects.

Recent Corporate Developments

The following corporate developments occurred since the filing of our Form 10-Q for fiscal quarter ended January 31, 2011:

Compensatory Stock Awards

On March 28, 2011, we granted compensatory stock awards totaling 2,550,000 common shares to certain officers and consultants, 900,000 shares of which were awarded to Jason S. Mitchell, our Chief Financial Officer, Secretary and Treasurer and 900,000 shares were awarded to Michael C. Boyko, one of our directors in his capacity as a consultant. The stock awards were issued at a deemed price of $0.05 per share in exchange for services provided by the grantees and were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) as the grantees were sophisticated and had a relationship with the Company that provided them with access to information needed to make their investment decision. The stock awards were approved by the Company’s board of directors on March 28, 2011 on the basis that due to our limited financial resources, the officers and consultants were not being adequately compensated by the salary or consulting fees they receive.

Dismissal and Appointment of Independent Registered Public Accounting Firm

On May 2, 2011, we dismissed Sarna & Company (“Sarna”), as our independent registered public accounting firm and appointed De Joya Griffith & Company, LLC, ("De Joya") as our new independent registered public accounting firm.

Issuance of Common Stock

On July 13, 2011, we issued an aggregate of 23,020,000 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings for aggregate proceeds of $1,151,000 as described below. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 per share for a two year period from the date of issuance.

(a)

US Private Placement: We issued 21,700,000 Units for cash proceeds of $500,000 and to settle outstanding indebtedness of $585,000. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Act”). Each subscriber represented that they were an accredited investor as defined under Regulation D of the Act.

(b)

Section 4(2) Private Placement: We issued 1,320,000 Units to settle outstanding indebtedness of $66,000. The issuances were completed pursuant to the provisions of Section 4(2) of the Act. Each of the subscribers were corporations, all of the shares of which are owned by directors or executive officers or close personal friends, relatives or business associates of a director or executive officer of the Company.

Facilities and Technologies

Our Phoenix Facility is an industrial building of approximately 9,800 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 4 tons of fly ash per day. In processing fly ash at our Phoenix Facility, we utilize our Cholla Process and our Lixiviation Technology, being a closed loop, zero liquid discharge, leach extraction process. Below is a diagram of a 2 ton per hour processing circuit. The circuit at our Phoenix Facility is smaller in size, however we expect to lease additional equipment to increase our capacity.

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

On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval. On July 22, 2010 and July 7, 2011, we entered into a payment extension with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2011 and June 30, 2012, respectively. In consideration of the extension, we agreed to extend the accrual of interest at 6% per annum on the balance owing to New Verde.

Our Scottsdale Facility is an industrial building of approximately 6,825 square feet located in Scottsdale, Arizona. The Scottsdale Facility is designed specifically for processing fly ash using our Cholla Process, a closed-loop, modular, turn-key, leaching operation, with a capacity of processing 6 tons of fly ash per day. We are in the process of leasing additional equipment to increase our capacity.

We have yet to realize significant revenues from our Cholla Process and Lixiviation Technology.

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

Previous, we loaned to Golden Anvil a total of $600,000 (the “Loan”) to permit Golden Anvil to establish a new facility (the “Processing Plant”) in Mexico for the purposes of concentrating ore mined from the Golden Anvil Mine. We also toll process concentrates from the Golden Anvil Mine at our Phoenix Plant under the terms of the Toll Processing Agreement.

Under the terms of the Memorandum of Understanding, we formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”) and planned to contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”), including the amount of the Loan. Upon our providing the Funding Amount, Golden Anvil would transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (which has been paid); and

(b)	The balance of $2,100,000 within 180 days of the date that Golden Anvil delivers to the Phoenix Plant the first 20 tons of concentrate generated from the Processing Plant.

If we are able to complete the funding, of which there is no assurance, and Golden Anvil transfers the assets in the Joint Venture Company, the Joint Venture Company will be owned 50% by us and 50% by Golden Anvil.

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

The concentration plant has begun operations at a projected production rate of 50 tons of head ore per day, resulting in 3 to 4 tons of concentrate per week. The weekly concentrates are being processed and sold in Mexico to pay for the Processing Plants operations.

Currently, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the Toronto Stock Exchange, from which we would receive a percentage ownership via common stock from the conversion of our Loan.

The Piute Valley Property

The Piute Valley Property is a potential gold project consisting of the Smith Lease and the BLM Claims. We intend to focus our operations on the Smith Lease and other leasable, patented mining property adjacent to our Piute Valley Property.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2011, we spent approximately $902,546 on research and development costs. In fiscal 2010, we spent approximately $846,732 on research and development costs.

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

If we do not obtain additional financing, we may not be able to continue our operations at our Facilities, enter into the proposed Joint Venture with Golden Anvil or complete our exploration and development programs on the Piute Valley Property.

As at April 30, 2011, we had cash on hand of $17,805 and accumulated net loss of $11,286,974 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

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

We have commenced earning revenues, although minimal, from the processing of ore at our Phoenix Facility. Our primary business activities have involved the acquisition of the Piute Valley Property, the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning significant revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses prior to realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the operation of our Phoenix Facility and Scottsdale Facility or the exploration and development of our mineral property and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our principal office is at Suite 112, 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $850 per month. We entered into a lease agreement expiring on April 30, 2012.

We also rent premises located at 6214 E. Phelps Rd., Scottsdale, AZ 85254, for use as corporate housing, at a cost of $2,500 per month. We entered into a lease with respect to this premises which commenced in May 4, 2011 and expires on August 31, 2011.

We also rent premises located at 7235 E. Maverick Rd., Scottsdale, AZ 85258, for use as corporate housing, at a cost of $2,350 per month. We entered into a lease with respect to this premises which commenced in April 22, 2011 and expires on April 30, 2012.

We also lease our Phoenix Facility located at 2344 North 33rd Avenue, Phoenix, AZ 85009. The Phoenix Facility is leased pursuant to a Lease Agreement dated June 6, 2007 among ourselves, McKendry Enterprises Inc. and Profit Sharing Plan and Retirement Trust. The Phoenix Pilot Production Facility consists of an industrial building of approximately 9,809 square feet located on approximately 24,559 square feet of land. This lease agreement expires on June 30, 2010. On November 20, 2009 we extended the term of our lease to August 31, 2013.

We also lease our Scottsdale Facility located at 14325 N. 79th St., Scottsdale, AZ 85260. The Scottsdale Facility is leased pursuant to a Lease Agreement dated June 6, 2011 with Cimarron Industrial Partners, LLC. The Scottsdale Facility consists of office and warehouse space of approximately 6,825 square feet. This lease agreement expires on December 31, 2011.

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

Exploration Activities Conducted on the Piute Valley Property

Our current state of exploration involves a four phase exploration program to be undertaken on the Piute Valley Property to assess its potential to host gold and silver mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	Completed in January, 2008.
Phase III	Pilot Production Test on the Smith Lease.	$280,000	Completed in June, 2009.
Phase IV	Test diamond drilling of the prime targets for 20 acres production.	$500,000	Expected to be completed in June 2012.
	Total Estimated Cost	$885,000

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

Phase IV Exploration Program

Phase IV of our exploration program will involve the test diamond drilling of prime targets on the Smith Lease. The implementation of Phase IV of our exploration requires the filing of a Notice with the Federal Bureau of Land Management. We anticipate that this phase will cost approximately $500,000. The completion of the Phase IV portion of our current exploration program will depend on obtaining sufficient funds for the drilling and mineral analysis.

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

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2011		2010
	High	Low	High	Low
First Quarter ended July 31	$0.04	$0.02	$0.095	$0.05
Second Quarter ended October 31	$0.07	$0.02	$0.085	$0.07
Third Quarter ended January 31	$0.10	$0.04	$0.05	$0.02
Fourth Quarter ended April 30	$0.07	$0.04	$0.039	$0.01

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 26, 2011, there were 131 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2011 have been reported by us in our Quarterly Reports or our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our plan of operation over the next twelve months is to focus our financial resources on commercializing the extraction of gold and other precious metals from fly ash or other ash deposits using our Cholla Process and Lixiviation Technology. We are in the process of leasing additional equipment to increase our capacity of fly ash we can process daily using our Cholla Process, to concentrate the treated material and to extract the gold from the concentrates.

The leased equipment for our Phoenix Facility and Scottsdale Facility will consist of:

1)

Upgrading our Phoenix Facility by installing another filter press, bulk bag unloader, Helix screw auger, 30 HP compressor with 400 gallon receiver, 55’ conveyor and a gravity concentration table to increase the process rate.

2)	Upgrading our Scottsdale Facility by installing another filter press and three wave concentration tables to increase the process rate.

We also plan on implementing a drilling program of prime targets on the Smith Lease. The implementation of this drilling program requires the filing of a Plan of Operations with the Federal Bureau of Land Management (BLM). We are completing the required Environmental Assessment and anticipate approval from the BLM within 90 days. We anticipate that this drilling program will cost approximately $500,000. The completion of this drilling program will depend on obtaining sufficient funds for the drilling and mineral analysis. We also will continue to seek strategic partnerships for the exploration of additional Piute Valley Property.

In addition, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the Toronto Stock Exchange, from which we would receive a percentage ownership via common stock from the conversion of our $900,000 Loan.

As of April 30, 2011, we had cash in the amount of $17,805. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility and Scottsdale Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility and Scottsdale Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2011	2010	Increase / (Decrease)
Revenue	$20,307	$66,799	(69.6)%
Expenses	(1,658,449)	(1,943,103)	(14.6)%
Other Items	(53,992)	(52,824)	2.2%
Net Loss	$(1,692,134)	$(1,929,128)	(12.3)%

Revenues

During the year ended April 30, 2011, we earned revenues of $20,307. We are currently in the exploration stage of our business. We have begun to process fly ash at our Phoenix Facility and Scottsdale Facility; however, our initial income from the use of our Phoenix Facility and Scottsdale Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our expenses for the years ended April 30, 2011 and 2010 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2011	April 30, 2010	(Decrease)
Mineral exploration and evaluation expenses	$779,546	$753,732	3.4%
Mineral exploration and evaluation expenses – related party	123,000	93,000	32.3%
General and administrative	297,531	467,796	(36.4)%
General and administrative – related party	397,562	431,776	(7.9)%
Depreciation and amortization	60,810	196,799	(69.1)%
Total Expenses	$1,658,449	$1,943,103	(14.6)%

Our operating expenses for the year ended April 30, 2011 decreased as compared to the year ended April 30, 2010. The decrease in our operating expenses primarily relates to a decrease in compensation expense for issuances of common stock and stock options, and depreciation and amortization expenses. Those amounts were partially offset by a one-time payment to reduce a royalty in a license agreement.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility, as well as subcontractor costs with our exploration program on the Smith Lease. The additional mineral exploration and evaluation expenses in fiscal 2011 was due to additional consulting fees and a one-time payment to reduce a royalty in a license agreement.

In fiscal 2011, our general and administrative and general and administrative related party expenses primarily consisted of: (i) stock based expenses of $276,909; (ii) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (iii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility, Scottsdale Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2011	2010
Net Cash used in Operating Activities	$(1,082,506)	$(1,211,841)
Net Cash used in Investing Activities	(513,350)	(504,403)
Net Cash Provided by Financing Activities	1,576,102	1,751,984
Net Increase (Decrease) in Cash During Period	$(19,754)	$35,740

Working Capital
			Percentage
	At April 30, 2011	At April 30, 2010	Increase / (Decrease)
Current Assets	$34,719	$37,559	(7.6)%
Current Liabilities	(695,112)	(560,337)	24.1%
Working Capital Deficit	$(660,393)	$(522,778)	26.3%

As at April 30, 2011, we had a working capital deficit of $660,393 as compared to a working capital deficit of $522,778 as at our year ended April 30, 2010. The increase in our a working capital deficit is primarily due to increases in loans payable, accounts payable, accrued liabilities and accrued interest.

During the year ended April 30, 2011, we completed the following equity financings:

(a)	On November 9, 2010 we issued 1,700,000 shares of common stock for options exercised a $0.05 per share in satisfaction of debt.

(b)	On January 18, 2011 we issued:

	(i)	17,020,000 units to settle $851,000 in loans made to us from a director;

	(ii)	13,100,000 units for $655,000 in cash; and

	(iii)	1,950,000 units to settle $97,500 in corporate indebtedness,

Each unit consists of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

(c)

On March 10, 2011, we issued 315,000 units to an investor relations services firm pursuant to the terms of an investor relations consulting agreement. Each unit consists of one share of common stock and one share purchase warrant with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of one years from the date of issue.

(d)

On March 28 ,2011 we issued 2,550,000 shares of common stock as compensatory stock awards to two directors and three consultants. 1,800,000 shares were issued to directors and 750,000 shares were issued to consultants.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that is most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our audited financial statements included in this Annual Report.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (De Joya Griffith & Company, LLC);

2.	Report of Independent Registered Public Accounting Firm (Sarna & Company);

3.	Audited Financial Statements for the Years Ended April 30, 2011 and 2010, including:

4.	Balance Sheets at April 30, 2011 and 2010;

5.	Statements of Operations for the years ended April 30, 2011 and 2010 and for the period from Inception (December 14, 2005) to April 30, 2011;

6.	Statement of Stockholders’ Equity (Deficit) for the period from Inception (December 14, 2005) to April 30, 2011;

7.	Statements of Cash Flows for the years ended April 30, 2011 and 2010 and for the period from Inception (December 14, 2005) to April 30, 2011; and

8.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Royal Mines and Minerals Corp.

We have audited the accompanying balance sheet of Royal Mines and Minerals Corp. (An Exploration Stage Company) (the “Company”) as of April 30, 2011, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2011 and for the period from inception (December 14, 2005) through April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Royal Mines and Minerals Corp. (An Exploration Stage Company) for the year ended April 30, 2010 and from inception (December 14, 2005) to April 30, 2010. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended April 30, 2010 and from inception (July 13, 2005) to April 30, 2010, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp.(An Exploration Stage Company) as of April 30, 2011, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2011 and for the period from inception (December 14, 2005) through April 30, 2011, in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
July 29, 2011

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 563-1600 • Facsimile (702) 920-8049

SARNA & COMPANY

Certified
Public
Accountants

3195 Old Conejo Road
Thousand Oaks California 91320
Phone: 805 371-8900
Fax: 805 379-0140
Email: sarnacpa@aol.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royal Mines and Minerals Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and for the period July 13, 2005 (date of inception) to April 30, 2010. These financial statements are the responsibility of Royal Mines and Minerals Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp., an exploration stage company, as of April 30, 2010, and the results of its operations and cash flows for the year then ended, and for the period July 13, 2005 (date of inception) to April 30, 2010, in conformity with accounting principles generally accepted in The United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sarna & Company,
Certified Public Accountants
Westlake Village, California
July 27, 2010

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30, 2011	April 30, 2010

ASSETS

Current assets
Cash and cash equivalents	$17,805	$37,559
Prepaid expenses	16,914	-
Total current assets	34,719	37,559

Loan receivable	900,000	400,000
Property and equipment, net	164,341	218,601
Intellectual property, net	150,000	150,000
Mineral properties	42,600	35,800
Other assets	8,350	5,500
Total non-current assets	1,265,291	809,901

Total assets	$1,300,010	$847,460

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$64,162	$16,937
Accounts payable - related party	65,000	87,000
Accrued liabilities	72,000	46,444
Accrued interest - related party	144,771	90,879
Notes payable	50,000	90,000
Loans payable - related party	299,179	229,077
Total current liabilities	695,112	560,337

Total liabilities	695,112	560,337

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 148,420,352 and 111,785,352 shares issued and outstanding, respectively	148,420	111,785
Additional paid-in capital	11,743,452	9,770,178
Accumulated deficit during exploration stage	(11,286,974)	(9,594,840)
Total stockholders' equity	604,898	287,123

Total liabilities and stockholders' equity	$1,300,010	$847,460

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			From Inception
			(December 14, 2005)
	For the Year Ended		Through
	April 30, 2011	April 30, 2010	April 30, 2011

Revenue	$20,307	$66,799	$89,306

Operating expenses
Mineral exploration and evaluation expenses	779,546	753,732	3,042,288
Mineral exploration and evaluation expenses - related party	123,000	93,000	698,500
General and administrative	297,531	467,796	2,770,835
General and administrative - related party	397,562	431,776	4,300,844
Depreciation and amortization	60,810	196,799	483,212

Total operating expenses	1,658,449	1,943,103	11,295,679

Loss from operations	(1,638,142)	(1,876,304)	(11,206,373)

Other income (expense):
Other income	-	5,000	99,115
Interest income	-	-	4,551
Interest expense - related party	(53,992)	(57,824)	(184,267)

Total other expense	(53,992)	(52,824)	(80,601)

Net loss	$(1,692,134)	$(1,929,128)	$(11,286,974)

Loss per common share - basic: Net loss	$(0.01)	$(0.02)

Weighted average common shares outstanding - Basic	121,823,037	86,523,147

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, December 14, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	1,000	1	-	-	1
Net loss	-	-	-	(174,500)	(174,500)
Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)
Issuance of common stock for cash, $0.001 per share	12,500,000	12,500	-	-	12,500
Issuance of common stock for cash, $0.01 per share	7,800,000	7,800	70,200	-	78,000
Issuance of common stock for mineral property options, $0.01 per share	1,050,000	1,050	9,450	-	10,500
Issuance of common stock for cash, $0.10 per share	1,250,000	1,250	123,750	-	125,000
Issuance of common stock for cash, Reg. S - Private Placement, $0.10 per share	1,800,000	1,800	178,200	-	180,000
Issuance of common stock in acquisition of intellectual property and equipment, $0.10 per share	2,000,000	2,000	198,000	-	200,000
Net loss	-	-	-	(517,768)	(517,768)
Balance, April 30, 2007	26,401,000	$26,401	$579,600	$(692,268)	$(86,267)
Issuance of common stock for cash and subscriptions received, Reg. S - Private Placement, $0.25 per share	2,482,326	2,482	618,100	-	620,582
Issuance of common stock for cash, Reg. D - Private Placement, $0.25 per share	3,300,000	3,300	821,700	-	825,000
Issuance of common stock in reverse acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)
Issuance of stock options for 4,340,000 shares of common stock to three officers and five consultants.	-	-	3,583,702	-	3,583,702
Net loss	-	-	-	(5,256,444)	(5,256,444)
Balance, April 30, 2008	46,152,252	$46,152	$5,525,938	$(5,948,712)	$(376,622)
Issuace of common stock for cash, Reg. S - Private Placement, $0.50 per share; with attached warrants exercisable at $0.75 per share	200,000	200	99,800	-	100,000
Issuance of common stock in satisfaction of debt, $0.30 per share, with attached warrants exercisable at $0.50 per share.	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common stock to two officers and nine consultants.	-	-	342,550	-	342,550
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	9,140,000	9,140	447,860	-	457,000
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	12,400,000	12,400	607,600	-	620,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,336,840	1,337	65,505	-	66,842
Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000
Net loss	-	-	-	(1,717,000)	(1,717,000)
Balance, April 30, 2009	72,679,852	$72,680	$7,341,030	$(7,665,712)	$(252,002)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500
Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000
Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	5,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	10,500
Net loss	-	-	-	(1,929,128)	(1,929,128)
Balance, April 30, 2010	111,785,352	$111,785	$9,770,178	$(9,594,840)	$287,123
Issuance of stock options for 6,000,000 shares of common stock to three directors and eight consultants.	-	-	178,159	-	178,159
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,700,000	1,700	83,300	-	85,000
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,950,000	1,950	95,550	-	97,500
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	17,020,000	17,020	833,980	-	851,000
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	13,100,000	13,100	641,900	-	655,000
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	315,000	315	15,435	-	15,750
Issuance of common stock to two officers and three consultants as compensation for services previously provided.	2,550,000	2,550	124,950	-	127,500
Net loss	-	-	-	(1,692,134)	(1,692,134)
Balance, April 30, 2011	148,420,352	$148,420	$11,743,452	$(11,286,974)	$604,898

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
			(December 14, 2005)
	For the Year Ended		Through
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,692,134)	$(1,929,128)	$(11,286,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,810	196,799	483,212
Stock based expenses	117,513	223,702	1,212,960
Stock based expenses - related party	196,896	167,776	3,539,179
Changes in operating assets and liabilities:
Prepaid expenses	(9,914)	-	(9,914)
Other current assets and liabilities	25,556	(17,266)	12,873
Other assets	(2,850)	-	(8,350)
Accounts payable and accrued interest	59,725	(27,803)	569,526
Accounts payable and accrued interest- related party	161,892	174,079	411,905

Net cash used in operating activities	(1,082,506)	(1,211,841)	(5,075,583)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	(500,000)	(400,000)	(900,000)
Cash paid on mineral property claims	(6,800)	(6,800)	(32,100)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(6,550)	(97,603)	(597,553)

Net cash used in investing activities	(513,350)	(504,403)	(1,527,347)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	655,000	415,500	3,468,581
Proceeds on borrowings - related party	921,102	1,336,484	3,152,154

Net cash provided by financing activities	1,576,102	1,751,984	6,620,735

NET CHANGE IN CASH	(19,754)	35,740	17,805

CASH AT BEGINNING OF PERIOD	37,559	1,819	-

CASH AT END OF PERIOD	$17,805	$37,559	$17,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$100	$1,213	$5,406
Income Taxes Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in safisfaction of debt	$182,500	$241,275	$625,845
Stock issued in satisfaction of loans made to the Company	$851,000	$1,420,000	$2,891,000

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and others leachable assets, 2) use its lixiviation processes to convert specific ore bodies and fly ash landfills/monofills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of April 30, 2011, the Company has incurred cumulative net losses of approximately $11,286,974 from operations and has negative working capital of $660,393. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company’s objectives. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

will be successful in accomplishing its objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

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
APRIL 30, 2011

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

Asset Retirement Obligation - The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists. Accordingly, no liability has been recorded.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

equivalents, which include stock options and warrants to purchase common stock, on April 30, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 102,317,340 and 68,688,100, respectively.

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

Expenses of Offering - The Company accounts for specific incremental costs directly related to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Reclassifications – The Company reclassified $16,200 of Loans payable – related party and $30,244 of Accrued interest – related party as of April 30, 2010 to Accrued liabilities to conform to the current presentation. The reclassification had no effect on the Company’s financial condition, results of operation, or cash flows.

Recent Accounting Standards – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

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

As of April 30, 2011 and April 30, 2010, the Company has advanced $900,000 and $400,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

Under the terms of the Memorandum of Understanding, we formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”) and planned to contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”), including the amount of the Loan. Upon our providing the Funding Amount, Golden Anvil would transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (which has been paid); and

(b)	The balance of $2,100,000 within 180 days of the date that Golden Anvil delivers to the Phoenix Plant the first 20 tons of concentrate generated from the Processing Plant.

If we are able to complete the funding, of which there is no assurance, and Golden Anvil transfers the assets in the Joint Venture Company, the Joint Venture Company will be owned 50% by us and 50% by Golden Anvil.

In the event that we are unable to raise the Funding Amount in the time required, we will forfeit our right to proceed with the Joint Venture and the Loan will be payable in 12 months with interest at 18% from the dates of advancement and secured by the Golden Anvil Assets. The Loan will be paid with the net profits of Golden Anvil. Any net profit earned by Golden Anvil will be credited to the earned interest first.

Currently, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the Toronto Stock Exchange or similar exchange, from which we would receive a percentage ownership via common stock from the conversion of our Loan.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2011	April 30, 2010
Process, lab and office equipment	$418,284	$411,734
Site Equipment	179,269	179,269
Less: accumulated depreciation	(433,212)	(372,402)
	$164,341	$218,601

Depreciation expense was $60,810 and $156,799 for the years ended April 30, 2011 and 2010, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of April 30, 2011.

5.	MINERAL PROPERTIES

As of April 30, 2011 and April 30 2010, mineral properties totaling $42,600 and $35,800, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

6.	ACCOUNTS PAYABLE - RELATED PARTY

As of April 30, 2011 and April 30, 2010, accounts payable – related party consisted of $65,000 and $87,000, respectively, due to directors and officers of the Company for consulting fees.

7.	NOTES PAYABLE

As of April 30, 2011 and April 30, 2010, notes payable consists of an unsecured $50,000 and $90,000, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2012. The note payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of April 30, 2011 and April 30, 2010, loans payable – related party of $299,179 and $245,277, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of April 30, 2011 and April 30, 2010, accrued interest – related party was $144,771 and $121,123, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of April 30, 2011 are as follows:

Fiscal year ending April 30, 2012	$137,162
Fiscal year ending April 30, 2013	$64,740
Thereafter	$21,972

Lease expense was $79,210 and $88,533 for the years ended April 30, 2011 and 2010, respectively

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2011 and April 30, 2010, there were 148,420,352 and 111,785,352 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

10.	STOCKHOLDERS’ EQUITY (continued)

	e)	On February 28, 2007, the Company issued 1,250,000 shares of common stock to three individuals for cash at $0.10 per share.

	f)	On March 31, 2007, the Company issued 1,800,000 shares of common stock to four individuals for cash at $0.10 per share.

	g)	On April 2, 2007, the Company issued 2,000,000 shares of common stock to one individual, in connection with the NVRM Agreement, for the purchase of intellectual property and equipment.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

10.	STOCKHOLDERS’ EQUITY (continued)

	p)	On August 14, 2009, the Company issued 1,500,000 shares of common stock to an investor relations services firm pursuant to the terms of the consulting agreement.

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

v)

On January 18, 2011, the Company issued 17,020,000 units for $851,000 in satisfaction of loans made to the Company from one director, 13,100,000 units for $655,000 in cash and 1,950,000 units to retire $97,500 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

w)

On March 10, 2011, the Company issued 315,000 units valued at $0.05 per unit to an investor relations services firm pursuant to the terms of the consulting agreement, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of one year from the date of issue. The agreement is to last for a period of three months from March 10, 2011; accordingly, a prepaid expense of $7,000 was recorded as of April 30, 2010 in relation to this issuance.

	x)	On March 28, 2011, the Company issued 2,550,000 shares of common stock at $0.05 per share as compensatory stock awards to two directors (1,800,000 shares) and three consultants (750,000 shares).

11.	STOCK INCENTIVE PLANS

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
APRIL 30, 2011

11.	STOCK INCENTIVE PLANS (continued)

On September 7, 2010, the Company granted non-qualified stock options under the 2011 Plan for the purchase of 6,000,000 shares of common stock at $0.02 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire September 6, 2014. As of April 30, 2011, zero options under the 2011 Plan have been exercised.

From the date of inception through April 30, 2011, compensation expense related to the granting of stock options under the 2011 Plan was $178,159 and was included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 0.77%, volatility of 240%, estimated life of 4 years and closing stock price of $0.03 per share on the date of grant.

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

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011. As of April 31, 2011, 1,000,000 options under the 2010 Plan have been exercised.

Effective September 7, 2010, the Company suspended the 2010 Plan. No new options may be granted under the 2010 Plan and the 2010 Plan will be terminated once all outstanding options granted under the 2010 Plan have been exercised, expired or otherwise terminated.

Compensation expense related to the granting of stock options under the 2010 Plan was $391,478 and was included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 252%, estimated life of 2 years and closing stock price of $0.06 per share on the date of grant.

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

Compensation expense related to the granting of stock options under the 2009 Plan was $342,550 and was included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 1.00%, volatility of 316%, estimated life of 2 years and closing stock price of $0.07 per share on the date of grant.

2008 Stock Incentive Plan - Effective February 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan"). The 2008 Plan allowed the Company to grant certain options to its directors, officers,

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

11.	STOCK INCENTIVE PLANS (continued)

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

Compensation expense related to the granting of stock options under the 2008 Plan was $3,583,702 and was included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a risk-free rate of 4.50%, volatility of 107%, estimated life of 2 years and closing stock price of $1.22 per share on the date of grant.

The following is a summary of option activity during the years ended April 30, 2011 and 2010:

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2009	9,340,000	0.37

Options granted and assumed	7,000,000	0.05
Options expired	(4,340,000)	0.74
Options exercised	1,750,000	0.05

Balance, April 30, 2010	10,250,000	0.02

Options granted and assumed	6,000,000	0.02
Options expired	(2,550,000)	0.05
Options exercised	(1,700,000)	0.05

Balance, April 30, 2011	12,000,000	0.04

As of April 30, 2011, 12,000,000 stock options are exercisable.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

11.	STOCK INCENTIVE PLANS (continued) Stock warrants -

The following is a summary of warrants activity during the years ended April 30, 2011 and 2010:

		Weighted
		Average
	Number of Shares	Exercise Price
Balance, April 30, 2009	14,772,760	0.10

Warrants granted and assumed	44,110,340	0.10
Warrants expired	(400,000)	0.10

Balance, April 30, 2010	58,483,100	0.10

Warrants granted and assumed	32,385,000	0.10
Warrants expired	(550,760)	0.55

Balance, April 30, 2011	90,317,340	0.10

All warrants outstanding as of April 30, 2011 are exercisable.

12.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2011, the Company incurred $323,665, in consulting fees expense from companies with a common director or officer, $90,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $196,896 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the year ended April 30, 2010, the Company incurred $357,000 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and $167,776 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the period from inception (December 14, 2005) through April 30, 2011, the Company incurred $1,553,531 in consulting fees expense from companies with a common director or officer, $210,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $3,539,178 in compensation expense for the issuance of stock options to directors and officers of the Company.

13.	INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2011

13.	INCOME TAXES (continued)

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,284,743 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2011	2010
Book loss for the year	$(1,692,134)	$(1,929,128)
Adjustments:
Non-deductible stock compensation	321,409	391,478
Tax loss for the year	$(1,370,725)	$(1,537,650)
Estimated effective tax rate	35%	35%
Deferred tax asset	$479,754	$538,178

The total valuation allowance is $2,284,743. Details for the last two periods are as follows:

For the period ended April 30,	2011	2010

Deferred tax asset	$2,284,743	$1,804,989
Valuation allowance	(2,284,743)	(1,804,989)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$ 1,370,725	2031
2010	$ 1,537,650	2030

14.	SUBSEQUENT EVENTS

On July 13, 2011, the Company issued 23,020,000 Units, at a price of $0.05 per Unit, for cash proceeds of $500,000 and to settle outstanding indebtedness of $651,000. Each Unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 per share for a two year period from the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions
K. Ian Matheson	70	Chief Executive Officer, President and Director
Jason S. Mitchell	41	Chief Financial Officer, Treasurer, Secretary and Director
Michael C. Boyko	39	Director of Operations and Director

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

Michael C. Boyko was appointed Director of Operations and a member of our Board of Directors on April 2, 2009. Mr. Boyko obtained his Bachelor of Science in Finance from Arizona State University and is a member of the AMIGOS – Arizona Mining Association and the Arizona Society for Mining Engineers. Since 2003, Mr. Boyko has been the president and owner of Advanced Integrated Resource, LLC, a private company that markets process equipment to the mining and power industry. From 2001 to 2003, Mr. Boyko was employed at T.A. Caid Industries, a private company, where he developed a new business segment focused on equipment representation and sales to mines and power plants. From 1998 to 2001, Mr. Boyko was the managing partner and vice president of business development of BME Engineering, a private company that focused on industrial process equipment for mines and power plants, where he managed sales, marketing and manufacturing. Mr. Boyko is also Mine Safety and Health Administration (MSHA) certified.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson Chief Executive Officer, President and Director	Two	Three	None
Jason S. Mitchell Chief Financial Officer, Treasurer, Secretary and Director	One	One	None
Michael C. Boyko Director	Two	Three	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards Compen- ($)	Non- Equity Incentive Plan Earnings sation ($)	Nonqualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
K. Ian Matheson(1) CEO, President & Director	2011 2010	$60,000 $60,000	$3,000 $0	$0 $0	$35,632 $0	$0 $0	$0 $0	$0 $0	$98,632 $60,000
Jason S. Mitchell(2) CFO, Treasurer, Secretary & Director	2011 2010	$144,000 $144,000	$3,000 $0	$45,000 $0	$35,632 $14,000	$0 $0	$0 $0	$0 $0	$237,632 $158,000
Michael C. Boyko(3) Director of Operations & Director	2011 2010	$120,000 $100,000	$3,000 $28,000	$45,000 $25,000	$35,632 $15,000	$0 $0	$0 $0	$0 $0	$203,632 $168,000

Notes:
(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson, $5,000 per month for consulting services provided by Mr. Matheson.
(2)

Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month and we agreed to issue to Mr. Mitchell an aggregate of 3,000,000 restricted shares of our common stock to be distributed to Mr. Mitchell on the following basis (i) 750,000 Shares on February 24, 2009; (ii) 750,000 Shares on March 1, 2009; (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011. The amounts paid to Mr. Mitchell during the fiscal year ended April 30, 2011 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell

(3)

Under the terms of a verbal agreement, we agreed to pay Mr. Boyko $10,000 a month for management consulting services. The amounts paid to Mr. Boyko during the fiscal year ended April 30, 2011 were paid to Advanced Integrated Resource, a company controlled by Mr. Boyko.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2011:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
K. Ian Matheson CEO, President & Director	1,200,000	--	--	$0.02	09/06/14
Jason S. Mitchell CFO, Treasurer, Secretary & Director	1,500,000 1,200,000	-- --	-- --	$0.05 $0.02	12/07/11 09/06/14
Michael C. Boyko Director of Operations & Director	1,500,000 1,200,000	-- --	-- --	$0.05 $0.02	12/07/11 09/06/14

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2011, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	12,000,000	$0.035	10,700,000

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

The 2010 Plan terminates on December 7, 2019, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2010 Plan.

On December 10, 2009, we filed a Registration Statement on Form S-8 (Registration Number 333-163643) under the Securities Act of 1933, as amended, to register 10,000,000 shares of our common stock available for issuance under the 2010 Plan.

On September 7, 2010, our Board of Directors determined that: (a) no new options may be granted under the 2009 Plan; and (b) the 2010 Plan is to be terminated once all outstanding options granted under the 2010 Plan have been exercised, expired or otherwise terminated.

2011 Stock Option Plan

Effective September 7, 2010, we adopted the 2011 Stock Incentive Plan (the “2011 Plan"). The 2011 Plan allows us to grant certain options to our directors, officers, employees and eligible consultants. The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2011 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 16,700,000 shares of our common stock are available for issuance under the 2011 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2011 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2011 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The 2011 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2011 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2011 Plan must be approved by our stockholders within 12 months of its adoption. The 2011 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2011 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2011 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2011 Plan terminates on September 7, 2020, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 29, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson CEO, President & Director	103,511,000 Shares (direct & indirect)(2)	47.4%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director	80,080,000 Shares (direct & indirect)(3)	41.3%
Common Stock	Michael C. Boyko Director	6,300,000 Shares (direct & indirect)(4)	3.6%
Common Stock	All Officers and Directors as a Group (3 persons)	129,211,000 Shares (direct & indirect)	55.9%
5% SHAREHOLDERS
Common Stock	K. Ian Matheson CEO, President & Director 2215 Lucerne Circle Henderson, NV 89014	103,511,000 Shares (direct & indirect)(2)	47.4%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director 87 Fountainhead Circle (Street) Henderson, NV 89052	80,080,000 Shares (direct & indirect)(3)	41.3%
Common Stock	E-Ore Holdings LLC 2580 Anthem Village Dr., Suite 112	59,600,000 Shares (direct)(5)	29.8%

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
Henderson, NV 89052

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 29, 2010. As of July 29, 2011, there were 171,440,352 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consist of: (i) 20,351,000 common shares held directly by Mr. Matheson; (ii) 180,000 common shares held by Mr. Matheson in trust; (iii) 800,000 common shares held by Royal City Minerals Inc., a company controlled by Mr. Matheson; (iv) 30,800,000 common shares held by E- Ore Holdings LLC, a company controlled by Mr. Matheson; (v) 5,040,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Matheson; (vi) warrants to acquire 8,000,000 common shares at an exercise price of $0.10 per share until February 23, 2012; (vii) warrants to acquire 3,400,000 common shares at an exercise price of $0.10 per share until January 17, 2013; (viii) warrants to acquire 3,500,000 common shares held by E-Ore Holdings LLC at $0.20 pert share until August 17, 2011; (ix) warrants to acquire 18,000,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 30, 2012; (x) warrants to acquire 7,020,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 13, 2013; (xi) warrants to acquire 280,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 13, 2013; (xii) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until February 23, 2012; (xiii) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until January 30, 2012; (xiv) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2012; (xv) warrants to acquire 1,040,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until July 13, 2013; (xvi) an option to acquire 900,000 common shares at an exercise price of $0.05 per share until January 15, 2011; and (xvii) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consist of: (i) 6,500,000 common shares held directly by Mr. Mitchell; (ii) 30,800,000 common shares held by E-Ore Holdings LLC, a company controlled by Mr. Mitchell; (iii) 5,0400,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Mitchell; (iv) 4,000,000 common shares held by PPI Holdings, LLC, a company controlled by Mr. Mitchell; (v) warrants to acquire 1,000,000 common shares at an exercise price of $0.10 per share until February 23, 2012; (vi) warrants to acquire 1,200,000 common shares at an exercise price of $0.10 per share until January 17, 2013; (vii) warrants to acquire 2,000,000 common shares held by Pilot Plant Inc. at an exercise price of $0.10 per share until February 23, 2012; (viii) warrants to acquire 3,500,000 common shares held by E-Ore Holdings LLC at $0.20 per share until August 17, 2011; (ix) warrants to acquire 18,000,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 30, 2012; (x) warrants to acquire 7,020,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 13, 2013; (xi) warrants to acquire 280,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 13, 2013; (xii) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2012; (xiii) warrants to acquire 1,040,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until July 13, 2013; (xiv) warrants to acquire 2,000,000 common shares held by PPI Holdings LLC, a company controlled by Mr. Mitchell, at an exercise price of $0.10 per share until January 30, 2012; (xv) an option to acquire 1,500,000 common shares at an exercise price of $0.05 per share until December 7, 2011; and (xvi) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014.

(4)

The number of shares listed as beneficially owned directly by Mr. Boyko consists of: (i) 2,500,000 common shares held by Mr. Boyko; (ii) warrants to acquire 500,000 common shares at an exercise price of $0.10 per share until January 17, 2013; (iii) warrants to acquire 600,000 common shares at an exercise price of $0.10 per share until January 30, 2012; (iv) an option to acquire 1,500,000 common shares at an exercise price of $0.05 per share until December 7, 2011; and (v) an option to acquire 1,200,00 common shares at an exercise price of $0.02 per share until September 6, 2014

(5)

The number of shares listed as beneficially owned directly by E-Ore Holdings LLC consists of (i) 30,800,000 common shares held by E-Ore Holdings LLC, (ii) warrants to acquire 18,000,000 common shares at an exercise price of $0.10 per share until January 30, 2012; (iii) warrants to acquire 3,500,000 common shares at an exercise price of $0.20 per share until August 17, 2011; (iv) warrants to acquire 7,020,000 common shares at an exercise price of $0.10 per share until January 13, 2012 and (v) warrants to acquire 280,000 common shares at an exercise price of $0.10 per share until July 13, 2013.

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

(a)

As at April 30, 2011 and 2010, we were indebted to Mr. Matheson for principal amounts totaling $252,179 and $227,665, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Interest accrued during the years ended April 30, 2011 and 2010 were in the amount of $119,212 and $85,530, respectively.

(b)

As at April 30, 2011 and 2010, we were indebted to Royal City Minerals Inc., a company controlled by Mr. Matheson, in the principal amount of $0 and $984, respectively. This amount is non-interest bearing, unsecured and due on demand.

(c)

As at April 30, 2011 and 2010, we were indebted to Pass Minerals Inc., a company controlled by Mr. Mitchell, in the principal amount of $0 and $438, respectively. This amount is non-interest bearing, unsecured and due on demand.

(d)

As at April 30, 2011, we were indebted to Gold Crown Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $47,000. The amount bears interest at a rate of 10% per annum, is unsecured and due on demand.

Private Placements with Related Parties

During the years ended April 30, 2011 and 2010, we completed the following private placements to our directors, officers and companies controlled by our directors and officers.

(a)

On August 18, 2009, we issued 3,500,000 Units to E-Ore Holdings, LLC, a company controlled by Mr. Matheson and Mr. Mitchell, to settle outstanding indebtedness of $350,000. On January 31, 2010, we issued 18,000,000 Units to E-Ore Holdings, LLC for cash proceeds of $100,000 and to settle indebtedness of $800,000.

(b)	On January 31, 2010, we issued 3,000,000 Units to Gold Crown Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, for cash proceeds of $150,000.

(c)	On January 31, 2010, we issued 2,000,000 Units to PPI Holdings LLC, a company which Mr. Mitchell is a 16.7% managing member, for cash proceeds of $100,000.

(d)

On January 18, 2011, we issued : (i) 3,800,000 units to Mr. Matheson to settle outstanding indebtedness of $190,000; (ii) 3,800,000 units to Mr. Matheson’s spouse to settle outstanding indebtedness of $190,000; (iii) 7,020,000 units to settle outstanding indebtedness of $251,000; (iv) 200,000 units to Mr. Mitchell to settle outstanding indebtedness of $60,000; and (v) 500,000 units to settle outstanding indebtedness of $25,000.

(e)	On March 28, 2011, we issued a total of 900,000 shares of our common stock as compensatory stock awards to each of Mr. Mitchell and Mr. Boyko.

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

The aggregate fees billed for the fiscal years ended April 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2011	Year Ended April 30, 2010

Audit Fees	$37,500	$33,700
Audit-Related Fees	-	-
Tax Fees	$1,000-	$1,000
All Other Fees	-	-
Total	$39,500	$34,700

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)

Exhibit
Number	Description of Exhibits
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC (21)
10.41	Form of Compensation Stock Award Agreement.(22)
14.1	Code of Ethics. (3)
23.1	Consent of Sarna & Company.
23.2	Consent of De Joya Griffith
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.

(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	July 29, 2011	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	July 29, 2011	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2011	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	July 29, 2011	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	July 29, 2011	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director