Form 10-Q
period 2011-07-31
ROYAL MINES & MINERALS CORP
filed 2011-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
As of September 8, 2011, the Registrant had 171,760,352 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31, 2011	April 30, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$238,557	$17,805
Prepaid expenses	12,033	16,914
Advance	34,150	-
Total current assets	284,740	34,719

Non-current assets
Loan receivable	983,055	900,000
Property and equipment, net	148,726	164,341
Intellectual property, net	150,000	150,000
Mineral properties	42,600	42,600
Other assets	16,355	8,350
Total non-current assets	1,340,736	1,265,291

Total assets	$1,625,476	$1,300,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$68,678	$64,162
Accounts payable - related party	70,000	65,000
Accrued liabilities	65,000	72,000
Accrued interest - related party	21,290	144,771
Notes payable	50,000	50,000
Loans payable - related party	-	299,179
Total current liabilities	274,968	695,112

Total liabilities	274,968	695,112

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 171,440,352 and 148,420,352 shares issued and outstanding, respectively	171,440	148,420
Additional paid-in capital	12,871,432	11,743,452
Accumulated deficit during exploration stage	(11,692,364)	(11,286,974)
Total stockholders' equity	1,350,508	604,898

Total liabilities and stockholders' equity	$1,625,476	$1,300,010

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Three Months Ended		Through
	July 31, 2011	July 31, 2010	July 31, 2011

Revenue	$31,264	$14,285	$120,570

Operating expenses
Mineral exploration and evaluation expenses	264,039	124,356	3,306,327
Mineral exploration and evaluation expenses - related party	30,000	30,000	728,500
General and administrative	65,220	46,490	2,836,055
General and administrative - related party	51,000	51,000	4,351,844
Depreciation and amortization	15,615	25,065	498,827

Total operating expenses	425,874	276,911	11,721,553

Loss from operations	(394,610)	(262,626)	(11,600,983)

Other income (expense):
Interest and other income	-	-	103,666
Interest expense	(10,780)	(10,468)	(195,047)

Total other income (expense)	(10,780)	(10,468)	(91,381)

Net loss	$(405,390)	$(273,094)	$(11,692,364)

Loss per common share - basic:
Net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	152,924,265	111,785,352

The accompanying notes are an integral part of these financial statements

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Three Months Ended		Through
	July 31, 2011	July 31, 2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(405,390)	$(273,094)	$(11,692,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,615	25,065	498,827
Stock based expenses	-	-	1,212,960
Stock based expenses - related party	-	-	3,539,179
Changes in operating assets and liabilities:
Prepaid expenses	4,881	-	(5,033)
Accrued liabilities	(7,000)	-	5,873
Other assets	(8,005)	-	(16,355)
Accounts payable	4,516	35,089	574,042
Accounts payable and accrued interest- related party	15,519	28,468	427,424

Net cash used in operating activities	(379,864)	(184,472)	(5,455,447)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	(83,055)	(80,000)	(983,055)
Advance	(34,150)	-	(34,150)
Cash paid on mineral property claims	-	-	(32,100)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	-	(597,553)

Net cash used in investing activities	(117,205)	(80,000)	(1,644,552)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	500,000	-	3,968,581
Proceeds on borrowings - related party	217,821	253,578	3,369,975

Net cash provided by financing activities	717,821	253,578	7,338,556

NET CHANGE IN CASH	220,752	(10,894)	238,557

CASH AT BEGINNING OF PERIOD	17,805	37,559	-

CASH AT END OF PERIOD	$238,557	$26,665	$238,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$-	$-	$5,406
Income Taxes Paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in safisfaction of debt	$(134,000)	$(25,000)	$(759,845)
Stock issued in satisfaction of loans made to the Company	$(517,000)	$(100,000)	$(3,408,000)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2011

1.	DESCRIPTION OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year. The financial statements should be read in conjunction with the Form 10-K for the fiscal year ended April 30, 2011 of Royal Mines and Minerals Corp. (the “Company”).

The interim financial statements present the balance sheets, statements of operations, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Going Concern - As of July 31, 2011, the Company has incurred cumulative net losses of ($11,692,364) from operations and has working capital of $9,772. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2011

1.	DESCRIPTION OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs – Mineral exploration costs are expensed as incurred.

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on July 31, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 122,837,340 and 68,688,100, respectively.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2011

1	DESCRIPTION OF BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

2.	LOAN RECEIVABLE

As of July 31, 2011 and April 30, 2011, the Company has advanced $983,055 and $900,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

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

If we are able to complete the funding, of which there is no assurance, and Golden Anvil transfers the assets to the Joint Venture Company, the Joint Venture Company will be owned 50% by us and 50% by Golden Anvil.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2011

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2011	April 30, 2011
Process, lab and office equipment	$418,284	$418,284
Site Equipment	179,269	179,269
Less: accumulated depreciation	(448,827)	(433,212)
	$148,726	$164,341

Depreciation expense was $15,615 and $25,065 for the three months ended July 31, 2011 and 2010, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of July 31, 2011.

5.	MINERAL PROPERTIES

As of July 31, 2011 and April 30, 2011, mineral properties totaling $42,600, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JULY 31, 2011

6.	ACCOUNTS PAYABLE - RELATED PARTY

As of July 31, 2011 and April 30, 2011, accounts payable – related party consisted of $70,000 and $65,000, respectively, due to directors and officers of the Company for consulting fees.

During the three months ended July 31, 2011 and 2010, the Company incurred consulting fees totaling $70,000 and $105,000, respectively, in connection with consulting agreements with directors and officers of the Company.

7.	NOTES PAYABLE

As of July 31, 2011 and April 30, 2011, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2012. The note payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of July 31, 2011 and April 30, 2011, loans payable – related party of zero and $299,179, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of July 31, 2011 and April 30, 2011, accrued interest – related party was $21,290 and $144,771, respectively.

On July 13, 2011, 10,340,000 shares were issued in satisfaction of $517,000 of loans payable – related party and 2,680,000 shares were issued in satisfaction of $134,000 of accrued interest- related party.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2011 and April 30, 2011, there were 171,440,352 and 148,420,352 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

On July 13, 2011, the Company issued 10,340,000 units in satisfaction of $517,000 in loans made to the Company from one director, 10,000,000 units for $500,000 in cash and 2,680,000 units to retire $134,000 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

10.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2011 and 2010, the Company incurred $81,000 and $81,000, respectively, in consulting fees expense from companies with a common director or officer.

For the period from inception (December 14, 2005) through July 31, 2011, the Company incurred $1,634,531 in consulting fees expense from companies with a common director or officer.

11.	SUBSEQUENT EVENTS

On September 8, 2011, the Company entered into a consulting agreement with James Mack to provide marketing consulting services to the Company. As compensation for the consulting services, the Company has agreed to issue the following: 1) 160,000 shares of common stock on signing the agreement; 2) 1,000,000 warrants, exercisable for a period of two years, to purchase common stock at $0.10 per share; 3) 30,000 warrants, exercisable for a period of two years, to purchase common stock at $0.25 per share; and 4) monthly compensation of $8,000 or 160,000 shares of common stock per month, at the option of the consultant, during the nine-month period of the consulting agreement.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from our own and others mineralized materials; (ii) use our lixiviation processes (Cholla and thiourea) to recover precious metals from specific ore bearing materials and fly ash landfills/monofills, and (iii) joint venture, acquire and develop mining projects in North America.

We are focusing our business on commercially processing specific fly ash and other mineable materials, using a closed loop, leach process that exposes extractable gold (the “Cholla Process”) at our processing and refining plants located in Phoenix, Arizona (the “Phoenix Facility”) and Scottsdale, Arizona (the “Scottsdale Facility”). Our facilities have a capacity to process up to 10 tons per day. In our Phoenix Facility, we also utilize our environmentally friendly proprietary technology for the extraction of precious metals from other materials using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose. See “Facilities and Technologies” below.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal year ended April 30, 2011:

Dismissal and Appointment of Independent Registered Public Accounting Firm

On May 2, 2011, we dismissed Sarna & Company (“Sarna”), as our independent registered public accounting firm and appointed De Joya Griffith & Company, LLC, ("De Joya") as our new independent registered public accounting firm.

Issuance of Common Stock

On July 13, 2011, we issued an aggregate of 23,020,000 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings for aggregate consideration of $1,151,000 as described below. Each Unit was comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 per share for a two year period from the date of issuance.

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

Consulting Agreement

On September 8, 2011, the Company entered into a consulting agreement (the “Consulting Agreement”) with James Mack (the “Consultant”) whereby the Consultant will provide marketing consulting services to the Company. The Consultant will provide services in connection with its advanced mineral recovery technology including, but not limited to, liaising with government, liaising with technical and general press, assisting in marketing the company's technology, developing plans for expansion of the technology and introducing potential joint venture partners for plants utilizing the technology. The Agreement is for a nine month term.

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
(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the Smith Lease (we have paid the annual rental fee through August 13, 2012); and
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

2.	Upgrading our Scottsdale Facility by installing another filter press, a metal separator and three wave concentration tables to increase the process rate.

We also plan on implementing a drilling program of prime targets on the Smith Lease. The implementation of this drilling program requires the filing of a Plan of Operations with the Federal Bureau of Land Management (BLM). We are starting the required Environmental Assessment process and anticipate completion of a report and approval from the BLM within 180 days. We anticipate that this drilling program will cost approximately $500,000. The completion of this drilling program will depend on obtaining sufficient funds for the drilling and mineral analysis. We also will continue to seek strategic partnerships for the exploration of additional Piute Valley Property.

In addition, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the Toronto Stock Exchange, from which we would receive a percentage ownership via common stock from the conversion of our $983,055 Loan.

As of July 31, 2011, we had cash in the amount of $238,557. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility and Scottsdale Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility and Scottsdale Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2011	July 31, 2010	Increase / (Decrease)
Revenue	$31,264	$14,285	118.9%
Operating Expenses	(425,874)	(276,911)	53.8%
Interest Expense	(10,780)	(10,468)	3.0%
Net Loss	$(405,390)	$(273,094)	48.4%

Revenues

During the three months ended July 31, 2011 and 2010, we earned revenues of $31,264 and $14,285, respectively. We are currently in the exploration stage of our business. We have begun to process fly ash at our Phoenix Facility and Scottsdale Facility; however, our initial income from the use of our Phoenix Facility and Scottsdale Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three months ended July 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	July 31, 2011	July 31, 2010	(Decrease)
Mineral exploration and evaluation expenses	$264,039	$124,356	112.3%
Mineral exploration and evaluation expenses – related party	30,000	30,000	0.0%
General and administrative	65,220	46,490	40.3%
General and administrative – related party	51,000	51,000	0.0%
Depreciation and amortization	15,615	25,065	(37.7)%
Total Expenses	$425,874	$276,911	53.8%

Our operating expenses for the three months ended July 31, 2011 increased as compared to the three months ended July 31, 2010. The increase in our operating expenses primarily relates to an increases in mineral exploration and evaluation expenses and general and administrative expenses. The increase was partially offset by a decrease in depreciation and amortization.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility., as well as subcontractor costs with our exploration program on the Smith Lease. The additional mineral exploration and evaluation expenses during the three months ended July 31, 2011 was due to the costs associated with our Scottsdale Facility which we opened in November 2010.

During the three months ended July 31, 2011, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility, Scottsdale Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2011	At April 30, 2011	Increase / (Decrease)
Current Assets	$284,740	$34,719	720.1%
Current Liabilities	274,968	(695,112)	(139.6)%
Working Capital Surplus (Deficit)	$9,772	$(660,393)	(101.5)%

Cash Flows
	Three Months Ended
	July 31, 2011	July 31, 2010
Net Cash Used in Operating Activities	$(379,864)	$(184,472)
Net Cash Used In Investing Activities	(117,205)	(80,000)
Net Cash Provided By Financing Activities	717,821	253,578
Net Increase (Decrease) in Cash During Period	$220,752	$(10,894)

As at July 31, 2011, we had a working capital surplus of $9,772 as compared to a working capital deficit of $660,393 as at our year ended April 30, 2011. The change in our a working capital from a deficit to a surplus is primarily due to an increase in cash and decreases in accrued interest to related parties and loans payable to related parties as a result of our July 13, 2011 private placement.

FINANCING REQUIREMENTS

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

Our Board of Directors has approved the following separate private placement offerings:

(a)

U.S. Private Placement: On July 13, 2011, our Board of Directors approved a private placement offering of up to 21,700,000 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.10 US per share. The offering was made in the United States to persons who are accredited investors as defined in Regulation D of the Act. We issued 10,000,000 units for cash proceeds of $500,000, 9,300,000 units in satisfaction of $465,000 in loans and 2,400,000 units to retire $120,000 in corporate indebtedness under this private placement offering.

(b)

Section 4(2) Private Placement: On July 13, 2011, our Board of Directors approved a private placement offering of up to 1,320,000 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.10 US per share. The offering was made in the United States to persons as defined in Section 4(2) of the Act. We issued 1,040,000 units in satisfaction of $52,000 in loans and 280,000 units to retire $14,000 in corporate indebtedness under this private placement offering.

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

ASC 505, "Compensation-Stock Compensation," establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.                 CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

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

As of July 31, 2011, we had cash on hand of $238,557 and accumulated net loss of $11,692,364 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

Our Board of Directors has approved two U.S. Private Placement offerings. To date, we have issued 23,020,000 units under the U.S. Private Placement offerings. However, there is no assurance that we will be able to complete the sale of any additional securities and there is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 8, 2011, the Company issued 320,000 shares of its common stock and 1,030,000 warrants as described in Item 5 below. The issuance of securities was completed pursuant to the provisions of Rule 506 of Regulation D of the Act. The Consultant represented that he is an accredited investor as defined under Regulation D of the Act.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                    OTHER INFORMATION.

Consulting Agreement

On September 8, 2011, the Company entered into a consulting agreement (the “Consulting Agreement”) with James Mack (the “Consultant”) whereby the Consultant will provide marketing consulting services to the Company. The Consultant will provide services in connection with its advanced mineral recovery technology including, but not limited to, liaising with government, liaising with technical and general press, assisting in marketing the company's technology, developing plans for expansion of the technology and introducing potential joint venture partners for plants utilizing the technology. The Agreement is for a nine month term.

As compensation for the Consultant’s services, the Company has agreed to issue the following securities to the Consultant:

(a)	A bonus on signing of the Consulting Agreement of 160,000 shares of common stock in the capital of the Company and 1,030,000 warrants (the "Warrants") as follows:

	(i)	One million (1,000,000) warrants, with each warrant exercisable for a period of two years to purchase one share of common stock at a price of $0.10 per share; and

	(ii)	Thirty thousand (30,000) warrants, with each warrant exercisable for a period of two years to purchase one share of common stock at a price of $0.25 per share.

(b)

Monthly compensation of $8,000 or at the option of the Consultant 160,000 shares of the Company's common stock payable on the 1st day of each calendar month during the nine-month period covered by the Consulting Agreement.

The Consultant has elected to received 160,000 shares in lieu of cash in respect of the month of September.

ITEM 6.                    EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 13, 2011	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2011	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)