Form 10-Q
period 2011-10-31
ROYAL MINES & MINERALS CORP
filed 2011-12-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
As of December 13, 2011, the Registrant had 172,760,352 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$85,036	$17,805
Prepaid expenses	50,106	16,914
Total current assets	135,142	34,719

Non-current assets
Loan receivable	983,055	900,000
Property and equipment, net	157,354	164,341
Intellectual property, net	150,000	150,000
Mineral properties	49,400	42,600
Other assets	22,683	8,350
Total non-current assets	1,362,492	1,265,291

Total assets	$1,497,634	$1,300,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$59,914	$64,162
Accounts payable - related party	90,000	65,000
Accrued liabilities	10,000	72,000
Accrued interest - related party	21,341	144,771
Notes payable	50,000	50,000
Loans payable - related party	95,000	299,179
Total current liabilities	326,255	695,112

Total liabilities	326,255	695,112

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 172,760,352 and 148,420,352 shares issued and outstanding, respectively	172,760	148,420
Additional paid-in capital	12,978,185	11,743,452
Share subscriptions payable	137,140	-
Accumulated deficit during exploration stage	(12,116,706)	(11,286,974)
Total stockholders' equity	1,171,379	604,898

Total liabilities and stockholders' equity	$1,497,634	$1,300,010

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					(December 14, 2005)
	For the Three Months Ended		For the Six Months Ended		Through
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	October 31, 2011

Revenue	$9,062	$620	$40,326	$14,905	$129,632

Operating expenses
Mineral exploration and evaluation expenses	280,309	114,170	544,349	238,526	3,586,637
Mineral exploration and evaluation expenses - related party	30,000	30,000	60,000	60,000	758,500
General and administrative	55,873	116,446	121,093	162,936	2,891,928
General and administrative - related party	51,000	157,896	102,000	208,896	4,402,844
Depreciation and amortization	15,615	25,065	31,230	50,130	514,442

Total operating expenses	432,797	443,577	858,672	720,488	12,154,351

Loss from operations	(423,735)	(442,957)	(818,346)	(705,583)	(12,024,719)

Other income (expense):
Interest and other income	160	-	160	-	103,826
Interest expense	(767)	(17,330)	(11,546)	(27,798)	(195,813)

Total other income (expense)	(607)	(17,330)	(11,386)	(27,798)	(91,987)

Net loss	$(424,342)	$(460,287)	$(829,732)	$(733,381)	$(12,116,706)

Loss per common share - basic:
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	171,966,874	111,785,352	162,445,569	111,785,352

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(December 14, 2005)
	For the Six Months Ended		Through
	October 31, 2011	October 31, 2010	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(829,732)	$(733,381)	$(12,116,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,230	50,130	514,442
Stock based expenses	19,128	71,263	1,232,088
Stock based expenses - related party	-	106,896	3,539,179
Changes in operating assets and liabilities:
Prepaid expenses	5,753	(10,000)	(4,161)
Accrued liabilities	(12,000)	-	873
Other assets	(14,333)	-	(22,683)
Accounts payable and accrued interest	(4,248)	21,868	565,278
Accounts payable and accrued interest- related party	35,570	75,597	447,475

Net cash used in operating activities	(768,632)	(417,627)	(5,844,215)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	(83,055)	(200,000)	(983,055)
Cash paid on mineral property claims	(6,800)	(6,800)	(38,900)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(24,243)	-	(621,796)

Net cash used in investing activities	(114,098)	(206,800)	(1,641,445)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	500,000	-	3,968,581
Share subscriptions payable	137,140	-	137,140
Proceeds on borrowings - related party	312,821	621,923	3,464,975

Net cash provided by financing activities	949,961	621,923	7,570,696

NET CHANGE IN CASH	67,231	(2,504)	85,036

CASH AT BEGINNING OF PERIOD	17,805	37,559	-

CASH AT END OF PERIOD	$85,036	$35,055	$85,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$978	$201	$6,384
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$10,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of debt and accrued interest - related party	$(184,000)	$-	$(809,845)
Stock issued in satisfaction of loans made to the Company	$(517,000)	$-	$(3,408,000)
Stock and warrants issued for prepaid signing bonus	$(38,945)	$-	$(38,945)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and others leachable assets, 2) use its lixiviation processes to convert specific ore bodies and waste material landfills/monofills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

Going Concern - As of October 31, 2011, the Company has incurred cumulative net losses of ($12,116,706) from operations and has negative working capital of ($191,113). The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Exploration Costs – Mineral exploration costs are expensed as incurred.

Fair Value of Financial Instruments - Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on October 31, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would be anti dilutive were 121,367,340 and 74,633,100, respectively.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transaction method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2011

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of October 31, 2011 and April 30, 2011, the Company has advanced $983,055 and $900,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

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

Currently, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the Toronto Stock Exchange or similar exchange, from which we would either be repaid our Loan plus 18% interest or receive a percentage ownership via common stock from the conversion of our Loan.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2011

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2011	April 30, 2011
Process, lab and office equipment	$442,527	$418,284
Site Equipment	179,269	179,269
Less: accumulated depreciation	(464,442)	(433,212)
	$157,354	$164,341

Depreciation expense was $31,230 and $50,130 for the six months ended October 31, 2011 and 2010, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of October 31, 2011.

5.	MINERAL PROPERTIES

As of October 31, 2011 and April 30, 2011, mineral properties totaling $49,400 and $42,600, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008, the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation.

On March 16, 2007, the Company entered into a property lease agreement with one (1) mining claim, for a term of twenty years, for exploration and potential mining production on 20 acres in Searchlight, Nevada. The Company paid a one-time signing bonus of $5,000 upon execution of the agreement and pays a $4,000 rental fee each August. The Company will also pay an annual royalty equal to five (5) percent of the net profits from any mining production on the property.

Mining claims are capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2011

6.	ACCOUNTS PAYABLE - RELATED PARTY

As of October 31, 2011 and April 30, 2011, accounts payable – related party consisted of $90,000 and $65,000, respectively, due to directors and officers of the Company for consulting fees.

7.	NOTES PAYABLE

As of October 31, 2011 and April 30, 2011, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2012. The note payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of October 31, 2011 and April 30, 2011, loans payable – related party of $95,000 and $299,179, respectively, mainly consists of borrowings, directly and indirectly, from two directors of the Company. The balances bear 10% interest, are unsecured, and are due on demand. As of October 31, 2011 and April 30, 2011, accrued interest – related party was $21,341 and $144,771, respectively.

On July 13, 2011, 10,340,000 shares were issued in satisfaction of $517,000 of loans payable – related party and 2,680,000 shares were issued in satisfaction of $134,000 of accrued interest- related party.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of October 31, 2011 and April 30, 2011, there were 172,760,352 and 148,420,352 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

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

On September 8, 2011, the Company issued 1,030,000 warrants in accordance with the terms of a consultant agreement. 1,000,000 warrants entitle the consultant to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue and 30,000 warrants entitle the consultant to purchase one additional share of common stock at a price of $0.25 per share for a period of two years from the date of issue.

The fair value of these warrants was estimated at the date of the agreement, September 8, 2011, using the Black- Scholes Option Pricing Model with the current value of the stock on the agreement date at $0.05; dividend yield of 0%; risk-free interest rate of 1.25%; volatility rate of 213%; and expiration date of two years. The value of the 1,000,000 and 30,000 warrants was determined to be $40,971 and $1,102, respectively. The total value of the warrants granted was recorded as a prepaid expense and amortized evenly over nine months.

On September 19, 2011, the Company issued 320,000 shares of common stock valued at $16,000 to a consultant pursuant to the terms of the consulting agreement. $8,000 of the $16,000 was recorded as a prepaid expense and amortized evenly over nine months.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
OCTOBER 31, 2011

9.	STOCKHOLDERS’ EQUITY (continued)

On September 26, 2011, the Company issued 1,000,000 units to retire $50,000 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

10.	RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2011 and 2010, the Company incurred $162,000 and $162,000, respectively, in consulting fees expense from companies with a common director or officer. In addition, for the six months ended October 31, 2010, the Company incurred $106,896 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the period from inception (December 14, 2005) through October 31, 2011, the Company incurred $1,715,531 in consulting fees expense from companies with a common director or officer.

11.	SUBSEQUENT EVENTS

In November 2011, the Company entered into a six year lease agreement for mining equipment. Lease payments are made quarterly and vary over the terms of the lease. Future minimum lease payments are as follows:

2011 (2- months)	5,000
2012	30,000
2013	54,000
2014	61,000
2015	66,000
2016	42,016
2017	42,016
Total	300,032

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Facilities and Technologies

Phoenix Facility

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

Scottsdale Facility

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

Golden Anvil

On October 19, 2010, we executed a Memorandum of Understanding with Golden Anvil, SA de CV (“Golden Anvil”) with respect to the formation of a proposed Joint Venture for the exploration, development, and production of mineral concessions owned by Golden Anvil in the State of Nayarit, Mexico (the “Golden Anvil Mine”). The Memorandum of Understanding further defines the terms of the proposed Joint Venture as contemplated in a Letter of Intent dated October 21, 2009.

Previously, we loaned to Golden Anvil a total of $600,000 (the “Loan”) to permit Golden Anvil to establish a new facility (the “Processing Plant”) in Mexico for the purposes of concentrating ore mined from the Golden Anvil Mine. We also toll process concentrates from the Golden Anvil Mine at our Phoenix Plant under the terms of the Toll Processing Agreement.

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

Currently, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the TSX Venture Exchange, from which we would receive a percentage ownership via common stock from the conversion of our Loan.

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

In addition, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the TSX Venture Exchange, from which we would receive a percentage ownership via common stock from the conversion of our $983,055 Loan.

As of October 31, 2011, we had cash in the amount of $85,036. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility and Scottsdale Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility and Scottsdale Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$9,062	$620	1361.6%	$40,326	$14,905	170.6%
Expenses	(432,797)	(443,577)	(2.4)%	(858,672)	(720,448)	19.2%
Other Items	(607)	(17,330)	(96.5)%	(11,386)	(27,798)	(59.0)%
Net Loss	$(424,342)	$(460,287)	(7.8)%	$(829,732)	$(733,381)	13.1%

Revenues

During the six months ended October 31, 2011, we earned revenues of $40,326. We are currently in the exploration stage of our business. We have begun to process fly ash at our Phoenix Facility and Scottsdale Facility; however, our initial income from the use of our Phoenix Facility and Scottsdale Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2011	31, 2010	(Decrease)	31, 2011	2010	(Decrease)
Mineral exploration and evaluation expenses	$310,309	$144,170	115.2%	$604,349	$298,526	102.4%
General and administrative	106,873	274,342	(61.0)%	223,093	371,832	(40.0)%
Depreciation and amortization	15,615	25,065	(37.7)%	31,230	50,130	(37.7)%
Total Operating Expenses	$432,797	$443,577	(2.4)%	$858,672	$720,448	19.2%

Our operating expenses for the three months ended October 31, 2011 decreased as compared to the three months ended October 31, 2010. The decrease in our operating expenses primarily relates to a decrease in depreciation and amortization and general and administrative expenses. The decrease was partially offset by an increase in mineral exploration and evaluation expenses.

Our operating expenses for the six months ended October 31, 2011 increased as compared to the six months ended October 31, 2010. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation expenses. The increase was partially offset by a decrease in depreciation and amortization and general and administrative expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility, as well as subcontractor costs with our exploration program on the Smith Lease. The additional mineral exploration and evaluation expenses during the three and six months ended October 31, 2011 was due to the costs associated with our Scottsdale Facility, which we opened in November 2010.

During the three and six months ended October 31, 2011, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility, Scottsdale Facility, and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2011	At April 30, 2011	Increase / (Decrease)
Current Assets	$135,142	$34,719	289.2%
Current Liabilities	(326,255)	(695,112)	(53.1)%
Working Capital Deficit	$(191,113)	$(660,393)	(71.1)%

Cash Flows
	Six Months Ended
	October 31, 2011	October 31, 2010
Net Cash Used in Operating Activities	$(768,632)	$(417,627)
Net Cash Used In Investing Activities	(114,098)	(206,800)
Net Cash Provided By Financing Activities	949,961	621,923
Net Increase (Decrease) in Cash During Period	$67,231	$(2,504)

As of October 31, 2011, we had a working capital deficit of $191,113 as compared to a working capital deficit of $660,393 at our year ended April 30, 2011. The decrease in our working capital deficit is primarily due to an increase in cash and prepaid expenses and decreases in accrued liabilities, accrued interest to related parties and loans payable to related parties as a result of the following separate private placement financings:

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

(c)

Foreign Private Placement: On September 26, 2011, we issued 1,000,000 units (each a “Unit”) at a deemed price of $0.05 per Unit to retire corporate indebtedness of $50,000. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. We completed the issuance pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution in the United States. The subscriber represented that it was not a "U.S. Person" as defined under Regulation S of the Act and was not acquiring the shares for the account or benefit of a U.S. Person.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened, or contemplated.

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

As of October 31, 2011, we had cash on hand of $85,036 and accumulated net loss of $12,116,706 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil, and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months.

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

On September 19, 2011, we issued 320,000 shares of our common stock to a consultant pursuant to the terms of a consulting agreement. The consultant represented that he was an accredited investor as defined in Regulation D of the Act.

On September 26, 2011, we issued 1,000,000 units (each a “Unit”) at a deemed price of $0.05 per Unit to retire corporate indebtedness of $50,000. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. We completed the issuance pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution in the United States. The subscriber represented that it was not a "U.S. Person" as defined under Regulation S of the Act and was not acquiring the shares for the account or benefit of a U.S. Person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)

Exhibit
Number	Description of Exhibits
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 15, 2011	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2011	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)