Form 10-Q
period 2012-01-31
ROYAL MINES & MINERALS CORP
filed 2012-03-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 13, 2012, the Registrant had 185,493,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$20,320	$17,805
Prepaid expenses	44,491	16,914
Other current assets	931	-
Total current assets	65,742	34,719

Non-current assets
Loan receivable	983,055	900,000
Property and equipment, net	371,739	164,341
Intellectual property, net	150,000	150,000
Mineral properties	63,710	42,600
Other assets	24,698	8,350
Total non-current assets	1,593,202	1,265,291

Total assets	$1,658,944	$1,300,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$45,290	$64,162
Accounts payable - related party	347,516	65,000
Accrued liabilities	10,000	72,000
Accrued interest - related party	17,108	144,771
Notes payable	50,000	50,000
Loans payable - related party	-	299,179
Total current liabilities	469,914	695,112

Total liabilities	469,914	695,112

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,493,141 and 148,420,352 shares issued and outstanding, respectively	185,493	148,420
Additional paid-in capital	13,588,992	11,743,452
Accumulated deficit during exploration stage	(12,585,455)	(11,286,974)
Total stockholders' equity	1,189,030	604,898

Total liabilities and stockholders' equity	$1,658,944	$1,300,010

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					(December 14, 2005)
	For the Three Months Ended		For the Nine Months Ended		Through
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012

Revenue	$5,400	$4,260	$45,726	$19,165	$135,032

Operating expenses:
Mineral exploration and evaluation expenses	304,783	284,218	849,132	522,745	3,891,420
Mineral exploration and evaluation expenses - related party	31,000	33,000	91,000	93,000	789,500
General and administrative	70,670	72,350	191,763	235,286	2,962,598
General and administrative - related party	43,799	47,665	145,799	256,561	4,446,643
Depreciation and amortization	23,130	25,065	54,360	75,195	537,572

Total operating expenses	473,382	462,298	1,332,054	1,182,787	12,627,733

Loss from operations	(467,982)	(458,038)	(1,286,328)	(1,163,622)	(12,492,701)

Other income (expense):
Interest and other income	-	-	160	-	103,826
Interest expense	(767)	(22,269)	(12,313)	(50,067)	(196,580)

Total other income (expense)	(767)	(22,269)	(12,153)	(50,067)	(92,754)

Net loss	$(468,749)	$(480,307)	$(1,298,481)	$(1,213,689)	$(12,585,455)

Loss per common share - basic:
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	172,910,165	117,917,330	165,933,768	113,814,479

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(December 14, 2005)
	For the Nine Months Ended		Through
	January 31, 2012	January 31, 2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,298,481)	$(1,213,689)	$(12,585,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,360	75,195	537,572
Stock based expenses	58,220	71,263	1,271,180
Stock based expenses - related party	-	106,896	3,539,179
Changes in operating assets and liabilities:
Prepaid expenses	(5,324)	-	(15,238)
Accrued liabilities	(12,000)	30,000	873
Other assets	(17,279)	(1,000)	(25,629)
Accounts payable and accrued interest	(18,872)	49,385	550,654
Accounts payable and accrued interest- related party	66,337	127,967	478,242

Net cash used in operating activities	(1,173,039)	(753,983)	(6,248,622)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	(83,055)	(500,000)	(983,055)
Cash paid on mineral property claims	(7,110)	(6,800)	(39,210)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(24,242)	-	(621,795)

Net cash used in investing activities	(114,407)	(506,800)	(1,641,754)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	637,140	655,000	4,105,721
Proceeds on borrowings - related party	652,821	621,923	3,804,975

Net cash provided by financing activities	1,289,961	1,276,923	7,910,696

NET CHANGE IN CASH	2,515	16,140	20,320

CASH AT BEGINNING OF PERIOD	17,805	37,559	-

CASH AT END OF PERIOD	$20,320	$53,699	$20,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$978	$100	$6,384
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$(14,000)	$-	$(3,500)
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of debt and accrued interest - related party	$(184,000)	$(182,500)	$(809,845)
Stock issued in satisfaction of loans made to the Company	$(967,000)	$(851,000)	$(3,858,000)
Stock and warrants issued for prepaid signing bonus	$(38,945)	$-	$(38,945)
Payable issued for asset acquisition	$(237,516)	$-	$(237,516)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2012

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

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and others leachable assets, 2) use its lixiviation processes to convert specific ore bodies and waste material landfills/monofills into valuable assets, and 3) joint venture, acquire, and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

Going Concern - As of January 31, 2012, the Company has incurred cumulative net losses of ($12,595,055) from operations and has negative working capital of ($404,172). The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

Reclassifications – Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations or retained earnings. The Company reclassified loans receivable from the operating activities section of the statement of cash flows to the investing section.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2012

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation, and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on January 31, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 109,110,129 and 102,002,340, respectively.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2012

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of January 31, 2012 and April 30, 2011, the Company has advanced $983,055 and $900,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2012

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2012	April 30, 2011
Process, lab and office equipment	$680,042	$418,284
Site equipment	179,269	179,269
Total property and equipment	859,311	597,553
Less: accumulated depreciation and amortization	(487,572)	(433,212)
	$371,739	$164,341

Depreciation and amortization expense was $54,360 and $75,195 for the nine months ended January 31, 2012 and 2011, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of January 31, 2012.

5.	MINERAL PROPERTIES

As of January 31, 2012 and April 30, 2011, mineral properties totaling $63,710 and $42,600, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The initial transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation. On November 28, 2011 the Company executed a quitclaim deed and agreement acquiring the other 12.5% interest in the twenty (20) remaining mining claims. On January 28, 2012, the fifth anniversary, the Company approved the issuance of 350,000 shares to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares were valued at the market price on the date of issuance.

On March 16, 2007 the Company entered into a property lease agreement with one (1) mining claim, for a term of twenty years, for exploration and potential mining production on 20 acres in Searchlight, Nevada. The Company paid a one-time signing bonus of $5,000 upon execution of the agreement and pays a $4,000 rental fee each August. The Company will also pay an annual royalty equal to five (5) percent of the net profit from any mining production on the property.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2012

5.	MINERAL PROPERTIES (continued)

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

As of January 31, 2012 and April 30, 2011, accounts payable – related party consisted of $110,000 and $65,000, respectively, due to directors and officers of the Company for consulting fees, and $237,516 for the acquisition of an extraction processing system in January 2012.

7.	NOTES PAYABLE

As of January 31, 2012 and April 30, 2011, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2012. The note payable bears 6% interest annually.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTY

As of January 31, 2012 and April 30, 2011, loans payable – related party of zero and $299,179, respectively, mainly consists of borrowings, directly and indirectly, from two directors of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of January 31, 2012 and April 30, 2011, accrued interest – related party was $17,108 and $144,771, respectively.

On July 13, 2011, 10,340,000 shares were issued in satisfaction of $517,000 of loans payable – related party and 2,680,000 shares were issued in satisfaction of $134,000 of accrued interest- related party.

On January 30, 2012, 9,000,000 shares were issued in satisfaction of $450,000 of loans payable – related party.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2012 and April 30, 2011, there were 185,493,141 and 148,420,352 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

On January 26, 2012, the Company cancelled warrants to purchase 18,000,000 shares of our common stock exercisable at $0.10 per share by agreement with the warrantholder, E-Ore Holdings, LLC.

On January 27, 2012, the Company extended the expiration dates of 22,876,840 and 11,455,500 warrants previously extended on February 24, 2011 and issued on January 31, 2010, respectively. The extended warrants were exercisable for one share of the Company’s common stock for a term of 1 or 2 years at an exercise price of $0.10 per warrant. Currently, 22,476,840 warrants are exercisable until February 23, 2013 and 11,455,500 warrants are exercisable until January 30, 2013 at an exercise price of $0.10 per warrant.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JANUARY 31, 2012

9.	STOCKHOLDERS’ EQUITY (continued)

On January 27, 2012, the Company issued 350,000 shares of common stock, in accordance with the mineral option agreements (see Note 5), to the optionors to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares are valued at $14,000.

On January 30, 2012, the Company issued 9,000,000 units in satisfaction of $450,000 in loans made to the Company from two directors and their related companies, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

On January 30, 2012, the Company issued 640,000 shares of common stock to a consultant pursuant to the terms of the consulting agreement. The shares are valued at $22,400.

On January 30, 2012, the Company issued 2,742,789 shares of common stock in satisfaction of $137,139 subscriptions payable from cash received in September 2011.

10.	RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2012 and 2011, the Company incurred $236,799 and $242,665, respectively, in consulting fees expense from companies with a common director or officer. In addition, for the nine months ended January 31, 2011, the Company incurred $106,896 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the period from inception (December 14, 2005) through January 31, 2012, the Company incurred $1,790,331 in consulting fees expense from companies with a common director or officer.

11.	SUBSEQUENT EVENTS

On February 1, 2012, the Company entered into a consulting agreement with Alvin A. Snaper for his consultation on the Cholla Project and assistance as directed from moving the project from the bench into a 1,000 lb per hour plant in Scottsdale and Phoenix. The consulting agreement is for a four-week period ending February 29, 2012 and Mr. Snaper will issue a report to the Company at the conclusion of the four-week term. In consideration of Mr. Snaper’s consulting services, the Company has paid $10,000 to Mr. Snaper.

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

We entered into a Memorandum of Understanding dated October 19, 2010 with Golden Anvil, SA de CV (“Golden Anvil”) with respect to the proposed formation and funding of a proposed joint venture for the exploration and development of mineral concessions owned by Golden Anvil in the State of Nayarit, Mexico (the “Golden Anvil Mine”). We are currently working with management of Golden Anvil to move the assets of Golden Anvil to an entity on the TSX Venture Exchange from which we would receive a percentage ownership via common stock from the conversion of our loans.

We also have an interest in a potential gold project that consists of a mineral lease covering 20.61 acres of patented claims (the “Smith Lease”) and an option to acquire a 100% interest in 20 unpatented claims (the “BLM Claims”) located near the Smith Lease. Each BLM Claim is comprised of 160 acres. We have entered into a memorandum of understanding with Stina Resources Ltd. (“Stina”) whereby Stina will be able to acquire a 70% interest in the Smith Lease and a 40% interest in the BLM Claims. See “Recent Corporate Developments”.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended October 31, 2011:

1.	Upgrades to Phoenix and Scottsdale Facility

We upgraded our Phoenix Facility and Scottsdale Facility in order to increase our daily capacity of processing fly ash using our Cholla Process. The upgrades to our Phoenix Facility consisted of leasing: (i) another filter press; (ii) a bulk bag unloader; (iii) a Helix screw auger; (iv) a 30 HP compressor with 400 gallon receiver; (iv) a 55’ conveyor; and (v) a gravity concentration table to increase the process rate, and the upgrades at our Scottsdale Facility consisted of leasing: (i) another filter press; (ii) a metal separator; (iii) a dust collector; and (iv) three wave concentration tables to increase the process rate.

2.	Cancellation of Warrants

On January 26, 2012, we cancelled warrants to purchase 18,000,000 shares of our common stock exercisable at $0.10 per share (the “Cancelled Warrants”) by agreement with the warrantholder, E-Ore Holdings LLC.

3.	Extension of Warrants

On January 27, 2012, we extended the expiry date of 22,876,840 warrants previously issued on January 30, 2010, from February 23, 2012 to February 23, 2013. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

Also on January 27, 2012, we extended the expiry date of 11,455,500 warrants previously issued on February 24, 2009, from January 30, 2012 to January 30, 2013. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

4.	Clark County, NV Optioned Claims – Year 5 Share Issuances

On January 27, 2012, we issued an aggregate of 350,000 shares of our common stock (the “Option Shares”) pursuant to the provisions of Section 4(2) of the United States Securities Act of 1933, as amended (the “Securities Act”). The Option Shares were issued to certain optionors pursuant to option agreements dated January 28, 2007 (the “Option Agreements”) to acquire a 7/8th undivided interest in 20 mineral claims covering approximately 3,200 acres located in Clark County, Nevada (the “BLM Claims”). In accordance with the terms of the Option Agreements, we are required to issue the Option Shares to the optionors by the 5th anniversary of the signing of the Option Agreements.

5.	Issuance of Shares Under Private Placement Offerings

On January 30, 2012, we issued an aggregate of 11,742,789 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings for aggregate proceeds of $587,139 as described below. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 for a two year period from the date of issuance.

(a)

Foreign Private Placement: We issued 2,742,789 Units for aggregate proceeds of $137,139. The issuances were completed pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person.

(b)

Section 4(2) Private Placement: We issued 9,000,000 Units for aggregate proceeds of $450,000. The issuances were completed pursuant to the provisions of Section 4(2) of the Act. Each of the subscribers were either a director, executive officer or close personal friends, relatives or business associates of a director or executive officer.

6.	Consultant Shares

Also on January 30, 2012, we issued 640,000 shares of our common stock to James Mack (the “Consultant”) as payment in lieu of cash for consulting services provided in the months of October 2011 through January 2012 in accordance with the terms of a consulting services agreement dated September 8, 2011 with the Consultant. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act and the Consultant has represented that he is an “accredited investor” as defined in Regulation D of the Securities Act.

7.	Consulting Agreement

On February 1, 2012, we entered into a consulting agreement with Alvin A. Snaper for his consultation on our Cholla Project and assistance as directed from moving the project from the bench into a 1,000 lb per hour plant in Scottsdale and Phoenix. The consulting agreement is for a four-week period ending February 29, 2012 and Mr. Snaper will issue a report to us at the conclusion of the four-week term. In consideration of Mr. Snaper’s consulting services, we have paid $10,000 to Mr. Snaper.

8.	Memorandum of Understanding

On February 8, 2012, we signed a memorandum of understanding with Stina Resources Ltd. (“Stina”) of Ontario, Canada whereby Stina will have the right to earn a 70% interest in the Smith Lease as well as a 40% interest in the BLM claims. In order to acquire the interest, Stina will need to complete $100,000 of exploration work on the properties within 12 months, and a further $900,000 within three years of the formal agreement. The parties are currently negotiating a formal agreement and there is no assurance that the parties will be able to enter into such agreement.

PLAN OF OPERATION

Our plan of operation over the next twelve months is to focus our financial resources on commercializing the extraction of gold and other precious metals from fly ash or other ash deposits using our Cholla Process and Lixiviation Technology.

We also plan to finalize a formal agreement with Stina whereby Stina can acquire an interest in the Smith Lease and BLM Claims. In consideration of which, Stina will be required to carry out an exploration program on our property. We anticipate that this program will involve the drilling of prime targets on the Smith Lease. The implementation of this drilling program requires the filing of a Plan of Operations with the Federal Bureau of Land Management (BLM).

In addition, we are working with the management of Golden Anvil to move the assets of Golden Anvil to an entity on the TSX Venture Exchange, from which we would receive a percentage ownership via common stock from the conversion of our $983,055 Loan.

As of January 31, 2012, we had cash in the amount of $20,320. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility and Scottsdale Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility and Scottsdale Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$5,400	$4,260	26.8%	$45,726	$19,165	138.6%
Expenses	(473,382)	(462,298)	2.4%	(1,332,054)	(1,182,787)	12.6%
Other items	(767)	(22,269)	(96.6)%	(12,153)	(50,067)	(75.7)%
Net loss	$(468,749)	$(480,307)	(2.4)%	$(1,298,481)	$(1,213,689)	7.0%

Revenues

During the nine months ended January 31, 2012, we earned revenues of $45,726. We are currently in the exploration stage of our business. We have begun to process fly ash at our Phoenix Facility and Scottsdale Facility; however, our initial income from the use of our Phoenix Facility and Scottsdale Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January	Increase /	January	January 31,	Increase /
	2012	31, 2011	(Decrease)	31, 2012	2011	(Decrease)
Mineral exploration and evaluation expenses	$335,783	$317,218	5.9%	$940,132	$615,745	52.7%
General and administrative	114,469	120,015	(4.6)%	337,562	491,847	(31.4)%
Depreciation and amortization	23,130	25,065	(7.7)%	54,360	75,195	(27.7)%
Total operating expenses	$473,382	$462,298	2.4%	$1,332,054	$1,182,787	12.6%

Our operating expenses increased for the three and nine months ended January 31, 2012 as compared to our operating expenses for the three and nine months ended January 31, 2011 due to to increases in mineral exploration and evaluation expenses. The increases were partially offset by decreases in depreciation and amortization and general and administrative expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, processing extraction costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility, as well as subcontractor costs with our exploration program on the Smith Lease. The additional mineral exploration and evaluation expenses during the three and nine months ended January 31, 2012 was due to the costs associated with our Scottsdale Facility, which we opened in November 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2012	At April 30, 2011	Increase / (Decrease)
Current assets	$65,742	$34,719	89.4%
Current liabilities	(469,914)	(695,112)	(32.4)%
Working capital deficit	$(404,172)	$(660,393)	(38.8)%

Cash Flows
	Nine Months Ended
	January 31, 2012	January 31, 2011
Net cash used in operating activities	$(1,173,039)	$(753,983)
Net cash used in investing activities	(114,407)	(506,800)
Net cash provided by financing activities	1,289,961	1,276,923
Net increase in cash during period	$2,515	$16,140

As at January 31, 2012, we had a working capital deficit of $404,172 as compared to a working capital deficit of $660,393 as at our year ended April 30, 2011. The decrease in our working capital deficit is primarily due to decreases in accrued liabilities, accrued interest to related parties and loans payable to related parties as a result of multiple private placement financings. The decrease in our working capital was partially offset by increases in accounts payable to related parties.

During the nine months ended January 31, 2012, through multiple private placement offerings, we issued an aggregate of 35,762,789 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant which entitles the holder to purchase an additional share of our common stock for a period of two years at a price of $0.10 US per share, as follows:

(a)	21,700,000 Units for cash proceeds of $500,000, in satisfaction of $465,000 in loans and to retire $120,000 in corporate indebtedness pursuant to Rule 506 of Regulation D of Act;

(b)	10,320,000 Units in satisfaction of $502,000 in loans and to retire $14,000 in corporate indebtedness pursuant to Section 4(2) of the Act; and

(c)	3,742,789 Units for cash proceeds of $137,139 and to retire $50,000 in corporate indebtedness pursuant to Regulation S of the Act.

There is no assurance that any additional securities will be issued under any of our private placement offerings.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2012, we had cash on hand of $20,320 and accumulated net loss of $12,585,455 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil, and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

Because we are an exploration stage company, we face a high risk of business failure.

We have commenced earning revenues, although minimal, from the processing of ore at our Phoenix and Scottsdale Facilities. Our primary business activities have involved the acquisition of the Piute Valley Property, the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

There is no assurance that any or all of our loan to Golden Anvil will be repaid.

Under the terms of the Memorandum of Understanding with Golden Anvil, we loaned Golden Anvil a total of $983,055. In the event that we are unable to raise the funding necessary in the time required, we will forfeit our right to proceed with the Joint Venture and the loan will be payable in 12 months with interest at 18% from the dates of advancement and secured by the Golden Anvil Assets. There is no assurance that Golden Anvil will complete a transaction for the sale of its assets and repay any or all of our loan.

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

Other than as previously disclosed in our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal quarter ended January 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)

Exhibit
Number	Description of Exhibits
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 13, 2012	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2012	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)