Form 10-K
period 2012-04-30
ROYAL MINES & MINERALS CORP
filed 2012-07-30
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012 or

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
[ ]Yes[ x ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ]Yes[ x ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ]Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ] Yes[ ]No

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
[ ] Yes[ x ]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$3,368,550 as of October 31, 2011, based on the price at which the common equity was last sold on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of July 26, 2012, the Registrant had 185,493,141 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2012

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

We are focusing our business on commercially processing specific fly ash and other mineable materials, using a closed loop, leach process that exposes extractable gold (the “Cholla Process”) at our processing and refining plants located in Phoenix, Arizona (the “Phoenix Facility”) and Scottsdale, Arizona (the “Scottsdale Facility”). Our facilities have the capacity to process up to 10 tons per day. In our Phoenix Facility, we also utilize our environmentally friendly proprietary technology for the extraction of precious metals from other materials using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose. See “Facilities and Technologies” below.

We entered into an agreement dated June 14, 2012 with Phoenix PMX LLC (“Phoenix PMX”). Under the terms of the Agreement, Phoenix PMX will provide us with funding of up to $600,000 to support the establishment of Pilot Plants in Scottsdale and Phoenix utilizing our proprietary Cholla Process for recovery of gold from fly ash and other materials. See “Phoenix PMX Agreement” Below.

We entered into a Memorandum of Understanding dated October 19, 2010 with Golden Anvil, SA de CV (“Golden Anvil”) with respect to the proposed formation and funding of a proposed joint venture for the exploration and development of mineral concessions owned by Golden Anvil in the State of Nayarit, Mexico (the “Golden Anvil Mine”). We are currently working with management of Golden Anvil to move the assets of Golden Anvil to an entity on the TSX Venture Exchange from which we would receive a percentage ownership via common stock from the conversion of our loans. See “Golden Anvil” below.

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

Facilities and Technologies

Our Phoenix Facility is an industrial building of approximately 9,800 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 4 tons of fly ash per day. In processing fly ash at our Phoenix Facility, we utilize our Cholla Process and our Lixiviation Technology, being a closed loop, zero liquid discharge, leach extraction process. Below is a diagram of a 2 ton per hour processing circuit. The circuit at our Phoenix Facility is smaller in size, however, we expect to lease additional equipment to increase our capacity.

We acquired our interest in the Lixiviation Technology and our Phoenix Facility on April 2, 2007 under the terms of a Technology and Asset Purchase Agreement (the “Technology Agreement”) with New Verde River Mining Co., Inc. (“New Verde”) and Robert H. Gunnison. In consideration of the Lixiviation Technology and the Phoenix Facility, we paid and issued the following:

(a)	$300,000 to New Verde for the purchase of the equipment within the Phoenix Facility as follows:

	(i)	$175,000 upon execution of the Technology Agreement (which amount has been paid); and

	(ii)	$125,000 (of which $50,000 is outstanding).

(b)	issued 2,000,000 shares to Mr. Gunnison for the Lixiviation Technology.

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Facility, we entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as our Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, we pay Mr. Gunnison a salary of $120,000 per annum.

On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval. On July 22, 2010 and July 7, 2011, we entered into a payment extension with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2011 and June 30, 2012, respectively. In consideration of the extension, we agreed to extend the accrual of interest at 6% per annum on the balance owing to New Verde. As of the date of this filing the deadline has been extended to June 30, 2013.

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

Phoenix PMX Agreement

We entered into an agreement dated June 14, 2012 with Phoenix PMX LLC (“Phoenix PMX”). Under the terms of the Agreement, Phoenix PMX will provide us with funding of up to $600,000 to support the establishment of Pilot Plants in Scottsdale and Phoenix utilizing our proprietary Cholla Process for recovery of gold from fly ash and other materials. The funds will be advanced by Phoenix PMX in tranches of $100,000 per month commencing June 20, 2012. Each tranche will be secured by a promissory note payable 180 days from advancement of funds with interest at 8% per annum. At any time during the first three months of the Agreement, Phoenix PMX will have the option to convert the amount advanced into units on the basis of $0.05 per unit, with each unit consisting of one share of our common and one common stock purchase warrant exercisable at $0.10 per share within one year from the date of issuance. As of July 27, 2012, $25,000 has been advanced in connection with this agreement.

In consideration of Phoenix PMX providing the funding, Phoenix PMX shall be entitled to receive 80% of the after royalty amount received from the sale of gold recovered from the operation of the Plants until such time as Phoenix PMX has received 100% of the amount advanced (the “Payback Amount”) and thereafter shall be entitled to receive 60% of the after royalty amount obtained from the sale of gold recovered in the operation of the Plants. Upon the Payback Amount being reached, any remaining outstanding notes will be considered paid in full.

In the event that the Pilot Plant shall achieve commercial operation, Phoenix PMX will have the right to provide $5,000,000 of funding on the same terms and conditions for a full-scale plant; however, the funds advanced for the full-scale plant will not be convertible into securities of Royal Mines. Phoenix PMX will also have the first right of refusal to participate in any future plant developments, requiring financing up to $10,000,000, in North America within 36 months of signing this agreement.

Phoenix PMX will have the option, 90 days following the first tranche of funding to elect not to proceed with the next three tranches of funding. If Phoenix PMX elects not to proceed, the total advanced and any interest accrued thereon will be converted into units on the basis set out above and Phoenix PMX will not be entitled to receive any further interest in the proceeds of the sale of gold from the Plants. If Phoenix PMX elects to proceed, Phoenix PMX will be obligated to complete the next three tranches.

If Phoenix PMX elects to proceed, Phoenix PMX may, within 180 days following the sixth tranche, elect to convert all, but not less than all, of the principal and interest outstanding into units on the basis set out above and Phoenix PMX will not be entitled to receive any further interest in the proceeds of the sale of gold from the Plants.

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

Under the terms of the Memorandum of Understanding, we formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”) and planned to contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”), including the amount of the Loan. Upon our providing the Funding Amount, Golden Anvil would transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (which has been paid); and

(b)	The balance of $2,100,000 within 180 days of the date that Golden Anvil delivers to the Phoenix Plant the first 20 tons of concentrate generated from the Processing Plant (which we have not received).

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

(b)	pay an annual rental fee of $1,000 to the Lessors per each five acre parcel of the Smith Lease (annual rental fee to be paid by August 15, 2012); and

(c)

pay an annual royalty equal to five percent of “net smelting profit” from production. Net smelting profit is defined as the net profit derived from the sale of metals and minerals produced from the Smith Lease.

In addition to the Smith Lease, our BLM Claims consist of an option to acquire an undivided interest in 20 mineral claims, covering approximately 3,200 acres located in Clark County, Nevada. Readers are cautioned that eight of the BLM Claims appear to be invalid due to conflicts with patented claims or more senior claims. We are investigating this further in order to determine the exact extent of the conflict with these claims.

Under the terms of various option agreements entered into in January 2007 (the “Option Agreements”) with certain optionors (the “Optionors”), we are required to issue to the Optionors the following consideration in order to maintain and exercise our option on the BLM Claims:

(a)	1,050,000 shares of common stock on execution of the Option Agreements (which shares have been issued);

(b)	an additional 420,000 shares of common stock on the fifth anniversary of the Option Agreements (of which 350,000 shares were issued because we renewed only 20 of the original 24 claims); and

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

Research and Development Expenditures

During our fiscal year ended April 30, 2012, we spent approximately $1,216,280 on research and development costs. In fiscal 2011, we spent approximately $902,546 on research and development costs.

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

As of April 30, 2012, we had cash on hand of $70,678 and accumulated net loss of $13,030,822 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil, and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

Under the terms of the Memorandum of Understanding with Golden Anvil, we loaned Golden Anvil a total of $983,055 bearing interest at a rate of 18% per annum. There is no assurance that Golden Anvil will complete a transaction for the sale of its assets and repay any or all of our loan.

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

Our principal office is at Suite 112, 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $850 per month. We entered into a lease agreement expiring on April 30, 2013.

We also rent premises located at 6214 E. Phelps Rd., Scottsdale, AZ 85254, for use as corporate housing, at a cost of $2,500 per month. We entered into a lease with respect to this premises which commenced in May 4, 2011 and is month-to-month.

We also rent premises located at 7235 E. Maverick Rd., Scottsdale, AZ 85258, for use as corporate housing, at a cost of $2,402 per month. We entered into a lease with respect to this premises which commenced in April 22, 2011 and expires on October 30, 2012.

We also lease our Phoenix Facility located at 2344 North 33rd Avenue, Phoenix, AZ 85009. The Phoenix Facility is leased pursuant to a Lease Agreement dated June 6, 2007 among ourselves, McKendry Enterprises Inc. and Profit Sharing Plan and Retirement Trust at a cost of $5,199 per month.. The Phoenix Pilot Production Facility consists of an industrial building of approximately 9,809 square feet located on approximately 24,559 square feet of land. This lease agreement expires on June 30, 2010. On November 20, 2009 we extended the term of our lease to August 31, 2013.

We also lease our Scottsdale Facility located at 14325 N. 79th St., Scottsdale, AZ 85260. The Scottsdale Facility is leased pursuant to a Lease Agreement dated June 6, 2011 with Cimarron Industrial Partners, LLC at a cost of $5,200 per month. The Scottsdale Facility consists of office and warehouse space of approximately 6,825 square feet. This lease agreement is month-to-month.

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

Exploration Activities Conducted on the Piute Valley Property

Our current state of exploration involves a four phase exploration program to be undertaken on the Piute Valley Property to assess its potential to host gold and silver mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Chain of custody surface exploration.	$30,000	Completed in October, 2007.
Phase II	Preliminary coring to depths of 100 meters.	$75,000	Completed in January, 2008.
Phase III	Pilot Production Test on the Smith Lease.	$280,000	Completed in June, 2009.
Phase IV	Test diamond drilling of the prime targets for 20 acres production.	$500,000	Expected to be completed in June 2013.
	Total Estimated Cost	$885,000

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

Our planned exploration program is exploratory in nature and no commercially extractable mineral reserves may ever be found.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low prices of the common shares obtained during the periods indicated:

	2012		2011
	High	Low	High	Low
First Quarter ended July 31	$0.08	$0.06	$0.04	$0.02
Second Quarter ended October 31	$0.08	$0.02	$0.07	$0.02
Third Quarter ended January 31	$0.06	$0.02	$0.10	$0.04
Fourth Quarter ended April 30	$0.05	$0.03	$0.07	$0.04

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 26, 2012, there were 124 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

Other than as described below, all unregistered sales of our equity securities made during the year ended April 30, 2012 have been reported by us in our Quarterly Reports and our Current Reports filed with the SEC during the year, which constituted less than 5% of the number of shares of common stock outstanding:

(a)

On February 24, 2012, we issued common stock purchase warrants to acquire 300,000 shares of the Company’s common stock. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share for a three year period expiring October 31, 2014. The warrants were issued pursuant to Rule 506 of Regulation D of the Securities Act to a consultant in consideration for arranging an equipment lease between the Company and Roles Mining Equipment LLC. The consultant represented that it is an “accredited investor” as defined in Regulation D of the Securities Act.

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

As of April 30, 2012, we had cash in the amount of $70,678. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility and Scottsdale Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility and Scottsdale Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended April 30,		Percentage
	2012	2011	Increase / (Decrease)
Revenue	$49,231	$20,307	142.4%
Operating Expenses	(1,777,272)	(1,658,449)	7.2%
Other Items	(15,807)	(53,992)	(70.7)%
Net Loss	$(1,743,848)	$(1,692,134)	3.1%

Revenues

During the year ended April 30, 2011, we earned revenues of $49,231. We are currently in the exploration stage of our business. We have begun to process fly ash at our Phoenix Facility and Scottsdale Facility; however, our initial income from the use of our Phoenix Facility and Scottsdale Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Operating Expenses

The major components of our operating expenses for the years ended April 30, 2012 and 2011 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2012	April 30, 2011	(Decrease)
Mineral exploration and evaluation expenses	$1,095,280	$779,546	40.5%
Mineral exploration and evaluation expenses – related party	121,000	123,000	(1.6)%
General and administrative	279,890	297,531	(5.9)%
General and administrative – related party	196,799	397,562	(50.5)%
Depreciation and amortization	84,303	60,810	38.6%
Total Expenses	$1,777,272	$1,658,449	7.2%

Our operating expenses for the year ended April 30, 2012 increased as compared to the year ended April 30, 2011. The increase in our operating expenses primarily relates to an increase in our mineral exploration and evaluation expenses and depreciation and amortization. Those amounts were partially offset by a decrease in our general and administrative – related party expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, extraction processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The increase in mineral exploration and evaluation expenses in fiscal 2012 was primarily due to us having a full year of operating expenses at our Scottsdale Facility in fiscal 2012 compared to only three months in fiscal 2011.

Our general and administrative and general and administrative related party expenses primarily consisted of: (i) stock based expenses; (ii) monthly consulting fees paid to our Chief Executive Officer, Mr. Matheson and to our Chief Financial Officer, Mr. Mitchell; and (iii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act. The decrease in general and administrative – related party expenses is due to the fact that we incurred stock based expenses of $167,883 in fiscal 2011.

We anticipate that our operating expenses will continue to increase significantly as we implement our plan of operation for our Phoenix Facility, Scottsdale Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended April 30
	2012	2011
Net Cash used in Operating Activities	$(1,495,871)	$(1,082,506)
Net Cash used in Investing Activities	(114,407)	(513,350)
Net Cash Provided by Financing Activities	1,663,151	1,576,102
Net Increase (Decrease) in Cash During Period	$52,873	$(19,754)

Working Capital
			Percentage
	At April 30, 2012	At April 30, 2011	Increase / (Decrease)
Current Assets	$85,209	$34,719	145.4%
Current Liabilities	(896,348)	(695,112)	29.0%
Working Capital Deficit	$(811,139)	$(660,393)	22.8%

As at April 30, 2012, we had a working capital deficit of $811,139 as compared to a working capital deficit of $660,393 as at our year ended April 30, 2011. The increase in our working capital deficit was primarily due to an increase in loans payable and accounts payable – related parties. The increase was partially offset by a decrease in accrued interest – related parties.

During the year ended April 30, 2012, through multiple private placement offerings, we issued an aggregate of 35,762,789 units (the “Units”) at a price of $0.05 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant which entitles the holder to purchase an additional share of our common stock for a period of two years at a price of $0.10 US per share, as follows:

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

Revenue Recognition – The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (De Joya Griffith, LLC);

2.	Audited Financial Statements for the Years Ended April 30, 2012 and 2011, including:

	a.	Balance Sheets at April 30, 2012 and 2011;

	b.	Statements of Operations for the years ended April 30, 2012 and 2011 and for the period from Inception (December 14, 2005) to April 30, 2012;

	c.	Statements of Stockholders’ Equity (Deficit) for the period from Inception (December 14, 2005) to April 30, 2012;

	d.	Statements of Cash Flows for the years ended April 30, 2012 and 2011 and for the period from Inception (December 14, 2005) to April 30, 2012; and

	e.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Royal Mines and Minerals Corp.

We have audited the accompanying balance sheets of Royal Mines and Minerals Corp. (An Exploration Stage Company) (the “Company”) as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2012 and for the period from inception (December 14, 2005) through April 30, 2012. Royal Mines and Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp. (An Exploration Stage Company) as of April 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2012 and for the period from inception (December 14, 2005) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 25, 2012

De Joya Griffith, LLC º 2580 Anthem Village Dr. º Henderson, NV º 89052 Telephone (702) 563-1600 º Facsimile (702) 920-8049 www.dejoyagriffith.com

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	April 30, 2012	April 30, 2011
ASSETS

Current assets
Cash and cash equivalents	$70,678	$17,805
Prepaid expenses	11,716	16,914
Other current assets	2,815	-
Total current assets	85,209	34,719

Non-current assets
Loan receivable	983,055	900,000
Property and equipment, net	341,796	164,341
Intellectual property, net	150,000	150,000
Mineral properties	63,710	42,600
Other assets	27,737	8,350
Total non-current assets	1,566,298	1,265,291

Total assets	$1,651,507	$1,300,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,006	$64,162
Accounts payable - related parties	387,516	65,000
Accrued liabilities	5,000	72,000
Accrued interest	13,858	10,808
Accrued interest - related parties	6,778	133,963
Notes payable	50,000	50,000
Loans payable	100,000	-
Loans payable - related parties	263,190	299,179
Total current liabilities	896,348	695,112

Total liabilities	896,348	695,112

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,493,141 and 148,420,352 shares issued and outstanding, respectively	185,493	148,420
Additional paid-in capital	13,600,488	11,743,452
Accumulated deficit during exploration stage	(13,030,822)	(11,286,974)
Total stockholders' equity	755,159	604,898

Total liabilities and stockholders' equity	$1,651,507	$1,300,010

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			From Inception
			(December 14, 2005)
	For the Years Ended		Through
	April 30, 2012	April 30, 2011	April 30, 2012

Revenue	$49,231	$20,307	$138,537

Operating expenses:
Mineral exploration and evaluation expenses	1,095,280	779,546	4,137,568
Mineral exploration and evaluation expenses - related parties	121,000	123,000	819,500
General and administrative	279,890	297,531	3,050,725
General and administrative - related parties	196,799	397,562	4,497,643
Depreciation and amortization	84,303	60,810	567,515

Total operating expenses	1,777,272	1,658,449	13,072,951

Loss from operations	(1,728,041)	(1,638,142)	(12,934,414)

Other income (expense):
Interest and other income	160	-	103,826
Interest expense	(15,967)	(53,992)	(200,234)

Total other income (expense)	(15,807)	(53,992)	(96,408)

Net loss	$(1,743,848)	$(1,692,134)	$(13,030,822)

Loss per common share - basic:	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	170,743,450	121,823,037

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, December 14, 2005	-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	1,000	1	-	-	1
Net loss	-	-	-	(174,500)	(174,500)
Balance, April 30, 2006	1,000	1	-	(174,500)	(174,499)
Issuance of common stock for cash, $0.001 per share	12,500,000	12,500	-	-	12,500
Issuance of common stock for cash, $0.01 per share	7,800,000	7,800	70,200	-	78,000
Issuance of common stock for mineral property options, $0.01 per share	1,050,000	1,050	9,450	-	10,500
Issuance of common stock for cash, $0.10 per share	1,250,000	1,250	123,750	-	125,000
Issuance of common stock for cash, Reg. S - Private Placement, $0.10 per share	1,800,000	1,800	178,200	-	180,000
Issuance of common stock in acquisition of intellectual property and equipment, $0.10 per share	2,000,000	2,000	198,000	-	200,000
Net loss	-	-	-	(517,768)	(517,768)
Balance, April 30, 2007	26,401,000	26,401	579,600	(692,268)	(86,267)
Issuance of common stock for cash and subscriptions received, Reg. S - Private Placement, $0.25 per share	2,482,326	2,482	618,100	-	620,582
Issuance of common stock for cash, Reg. D - Private Placement, $0.25 per share	3,300,000	3,300	821,700	-	825,000
Issuance of common stock in reverse acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	(63,195)
Issuance of stock options for 4,340,000 shares of common stock to three officers and five consultants.	-	-	3,583,702	-	3,583,702
Net loss	-	-	-	(5,256,444)	(5,256,444)
Balance, April 30, 2008	46,152,252	46,152	5,525,938	(5,948,712)	(376,622)
Issuace of common stock for cash, Reg. S - Private Placement, $0.50 per share; with attached warrants exercisable at $0.75 per share	200,000	200	99,800	-	100,000
Issuance of common stock in satisfaction of debt, $0.30 per share, with attached warrants exercisable at $0.50 per share.	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common stock to two officers and nine consultants.	-	-	342,550	-	342,550
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	9,140,000	9,140	447,860	-	457,000
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	12,400,000	12,400	607,600	-	620,000

The accompanying notes are an integral part of these financial statements.
F-4

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,336,840	1,337	65,505	-	66,842

Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	120,000

Net loss	-	-	-	(1,717,000)	(1,717,000)

Balance, April 30, 2009	72,679,852	72,680	7,341,030	(7,665,712)	(252,002)

Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	100,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	25,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	29,500

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	37,500

Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	1,500

Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	350,000

Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	391,478

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	45,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	970,000

Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	414,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	88,775

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	5,000

Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	10,500

Net loss	-	-	-	(1,929,128)	(1,929,128)

Balance, April 30, 2010	111,785,352	111,785	9,770,178	(9,594,840)	287,123

Issuance of stock options for 6,000,000 shares of common stock to three directors and eight consultants.	-	-	178,159	-	178,159

Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,700,000	1,700	83,300	-	85,000

The accompanying notes are an integral part of these financial statements.
F-5

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,950,000	1,950	95,550	-	97,500

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	17,020,000	17,020	833,980	-	851,000

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	13,100,000	13,100	641,900	-	655,000

Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	315,000	315	15,435	-	15,750

Issuance of common stock to two officers and three consultants as as compensation for services previously provided.	2,550,000	2,550	124,950	-	127,500

Net loss	-	-	-	(1,692,134)	(1,692,134)

Balance, April 30, 2011	148,420,352	148,420	11,743,452	(11,286,974)	604,898

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	10,000,000	10,000	490,000	-	500,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	10,340,000	10,340	506,660	-	517,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,680,000	2,680	131,320	-	134,000

Issuance of warrants for 1,030,000 shares of common stock to one consultant pursuant to terms of consulting agreement.	-	-	42,073	-	42,073

Issuance of common stock to one consultant as compensation pursuant to terms of consulting agreement.	320,000	320	15,680	-	16,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,000,000	1,000	49,000	-	50,000

Issuance of common stock for mineral property options, $0.04 per share.	350,000	350	13,650	-	14,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	9,000,000	9,000	441,000	-	450,000

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,742,789	2,743	134,397	-	137,140

Issuance of common stock to one consultant as compensation pursuant to terms of consulting agreement.	640,000	640	21,760	-	22,400

Issuance of warrants for 30,000 shares of common stock to one vendor for services provided.	-	-	11,496	-	11,496

Net loss	-	-	-	(1,743,848)	(1,743,848)

Balance, April 30, 2012	185,493,141	$185,493	$13,600,488	$(13,030,822)	$755,159

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			From Inception
			(December 14, 2005)
	For the Years Ended		Through
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,743,848)	$(1,692,134)	$(13,030,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,303	60,810	567,515
Stock-based expenses	86,408	117,513	1,299,368
Stock-based expenses - related parties	-	196,896	3,539,179
Changes in operating assets and liabilities:
Prepaid expenses	10,759	(9,914)	845
Other assets	(22,202)	(2,850)	(30,552)
Accounts payable	5,844	59,725	575,370
Accounts payable - related parties	85,000	108,000	321,890
Accrued liabilities	(17,000)	25,556	(4,127)
Accrued interest	3,050	4,328	13,858
Accrued interest- related parties	11,815	49,564	176,022

Net cash used in operating activities	(1,495,871)	(1,082,506)	(6,571,454)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	(83,055)	(500,000)	(983,055)
Cash paid on mineral property claims	(7,110)	(6,800)	(39,210)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	(24,242)	(6,550)	(621,795)

Net cash used in investing activities	(114,407)	(513,350)	(1,641,754)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	637,140	655,000	4,105,721
Proceeds on borrowings	100,000	-	100,000
Proceeds on borrowings - related party	926,011	921,102	4,078,165

Net cash provided by financing activities	1,663,151	1,576,102	8,283,886

NET CHANGE IN CASH	52,873	(19,754)	70,678

CASH AT BEGINNING OF PERIOD	17,805	37,559	-

CASH AT END OF PERIOD	$70,678	$17,805	$70,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,005	$100	$6,411
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$14,000	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of accounts payable	$-	$(12,500)	$(220,617)
Stock issued in satisfaction of accounts payable - related parties	$-	$(130,000)	$(365,228)
Stock issued in satisfaction of accrued interest - related parties	$(134,000)	$-	$(134,000)
Stock issued in satisfaction of accrued liabilities	$(50,000)	$-	$(50,000)
Stock issued in satisfaction of notes payable	$-	$(40,000)	$(40,000)
Stock issued in satisfaction of loans made to the Company	$(967,000)	$(851,000)	$(3,858,000)
Stock and warrants issued for prepaid signing bonus	$5,561	$-	$5,561
Payable issued for equipment acquisition - related party	$237,516	$-	$237,516

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and other’s leachable assets, 2) use its lixiviation processes to convert specific ore bodies and fly ash landfills/monofills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of April 30, 2012, the Company has incurred cumulative net losses of approximately $13,030,822 from operations and has negative working capital of $811,139. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company raising additional sources of capital and the successful execution of the Company's objectives. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

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

Impairment of Long-Lived Assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of April 30, 2012 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

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

Revenue Recognition – The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on April 30, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 109,095,129 and 102,317,340, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-12, Comprehensive Income, Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. The Company does not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

2.	LOAN RECEIVABLE

As of April 30, 2012 and April 30, 2011, the Company has advanced $983,055 and $900,000, respectively, to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

Under the terms of the Memorandum of Understanding, we formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”) and planned to contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”), including the amount of the first $600,000 Loan included in the above totals. Upon our providing the Funding Amount, Golden Anvil would transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (which has been paid); and

(b)

The balance of $2,100,000 within 180 days of the date that Golden Anvil delivers to the Phoenix Plant the first 20 tons of concentrate generated from the Processing Plant, which the Company has yet to receive.

If we are able to complete the funding, of which there is no assurance, and Golden Anvil transfers the assets in the Joint Venture Company, the Joint Venture Company will be owned 50% by us and 50% by Golden Anvil. As of April 30, 2012, the Company has paid, on behalf of Golden Anvil, $83,055 in expenses which is included in the total Loan amount.

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
APRIL 30, 2012
(AUDITED)

Currently, we are working with the management of Golden Anvil to move the Golden Anvil Assets to an entity on the Toronto Stock Exchange or similar exchange, from which we would either be repaid our Loan plus 18% interest or receive a percentage ownership via common stock from the conversion of our Loan.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2012	April 30, 2011
Process, lab and office equipment	$680,042	$418,284
Site equipment	179,269	179,269
Total property and equipment	859,311	597,553
Less: accumulated depreciation	(517,515)	(433,212)
	$341,796	$164,341

Depreciation expense was $84,303 and $60,810 for the years ended April 30, 2012 and 2011, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of April 30, 2012.

5.	MINERAL PROPERTIES

As of April 30, 2012 and April 30 2011, mineral properties totaling $63,710 and $42,600, respectively, consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation. On November 28, 2011 the Company executed a quitclaim deed and agreement acquiring the other 12.5% interest in the twenty (20) remaining mining claims. On January 28, 2012, the fifth anniversary, the Company approved the issuance of 350,000 shares to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares were valued at the market price on the date of issuance.

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
APRIL 30, 2012
(AUDITED)

Mining claims are capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of April 30, 2012 and April 30, 2011, accounts payable – related parties consisted of $150,000 and $65,000, respectively, due to directors and officers of the Company for consulting fees, and $237,516 for the acquisition of an extraction processing system in January 2012.

7.	NOTES PAYABLE

As of April 30, 2012 and April 30, 2011, notes payable consists of an unsecured $50,000 and $50,000, respectively, payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2013. The note payable bears 6% interest annually.

8.	LOANS PAYABLE

As of April 30, 2012 and April 30, 2011, loans payable of $100,000 and $0, respectively, consist of borrowings payable to an unrelated third party. The loan bears zero percent interest, is unsecured, and is due on demand.

9.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of April 30, 2012 and April 30, 2011, loans payable – related parties of $263,190 and $299,179, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of April 30, 2012 and April 30, 2011, accrued interest – related party was $6,778 and $133,963, respectively.

On July 13, 2011, 10,340,000 shares were issued in satisfaction of $517,000 of loans payable – related parties and 2,680,000 shares were issued in satisfaction of $134,000 of accrued interest- related parties.

On January 30, 2012, 9,000,000 shares were issued in satisfaction of $450,000 of loans payable – related party.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of April 30, 2012 are as follows:

Fiscal year ending April 30, 2013	$131,350
Fiscal year ending April 30, 2014	$79,472
Fiscal year ending April 30, 2015	$63,500
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Thereafter	$21,008

Lease expense was $196,924 and $79,210 for the years ended April 30, 2012 and 2011, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2012 and April 30, 2011, there were 185,493,141 and 148,420,352 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

m)

On February 24, 2009, the Company issued 9,140,000 units for $457,000 in cash, 12,400,000 units for $620,000 ($400,000 from one director) in loans made to the Company and 1,336,840 units to retire $66,842 in corporate indebtedness under three separate private placement offerings. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of common stock for a period of two years at an exercise price of $0.10 per share. The Company also entered into a management consulting agreement with an officer of the Company, and pursuant to the terms of the agreement issued an aggregate of 3,000,000 restricted shares of its common stock.

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
APRIL 30, 2012
(AUDITED)

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

y)

On July 13, 2011, the Company issued 10,000,000 units for $500,000 in cash, 10,340,000 units in satisfaction of $517,000 in loans made to the Company from one director, and 2,680,000 units to retire $134,000 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

z)

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

aa)

On September 19, 2011, the Company issued 320,000 shares of common stock valued at $16,000 to a consultant pursuant to the terms of the consulting agreement. $8,000 of the $16,000 was recorded as a prepaid expense and amortized evenly over nine months.

bb)

On September 26, 2011, the Company issued 1,000,000 units to retire $50,000 in corporate indebtedness, at a price of $0.05 per unit, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

cc)	On January 26, 2012, the Company cancelled warrants to purchase 18,000,000 shares of our common stock exercisable at $0.10 per share by agreement with the warrant holder, E-Ore Holdings, LLC.

dd)

On January 27, 2012, the Company extended the expiration dates of 22,876,840 and 11,455,500 warrants previously extended on February 24, 2011 and issued on January 31, 2010, respectively. The extended warrants were exercisable for one share of the Company’s common stock for a term of 1 or 2 years at an exercise price of $0.10 per warrant. Currently, 22,476,840 warrants are exercisable until February 23, 2013 and 11,455,500 warrants are exercisable until January 30, 2013 at an exercise price of $0.10 per warrant. Since the extension was not considered a modification under ASC 718, no additional expenses were incurred with this transaction.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

ee)

On January 27, 2012, the Company issued 350,000 shares of common stock, in accordance with the mineral option agreements (see Note 5), to the optionors to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares are valued at $14,000.

ff)

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

gg)	On January 30, 2012, the Company issued 2,742,789 shares of common stock in satisfaction of $137,139 subscriptions payable from cash received in September 2011.

hh)	On January 30, 2012, the Company issued 640,000 shares of common stock to a consultant pursuant to the terms of the consulting agreement. The shares are valued at $22,400.

ii)

On February 24, 2012, the Company issued 300,000 warrants to a consultant for arranging an agreement to lease equipment on November 1, 2011. The 300,000 warrants entitle the consultant to purchase one additional share of common stock at a price of $0.25 per share. The warrants expire October 31, 2014.

The fair value of these warrants was estimated at the date of issuance, February 24, 2012, using the Black- Scholes Option Pricing Model with the current value of the stock on the issuance date at $0.04; dividend yield of 0%; risk-free interest rate of 1.25%; volatility rate of 273%; and expiration date of October 31, 2014. The value of the 30,000 warrants was determined to be $11,496.

12.	STOCK INCENTIVE PLANS

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

On September 7, 2010, the Company granted non-qualified stock options under the 2011 Plan for the purchase of 6,000,000 shares of common stock at $0.02 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire September 6, 2014. As of April 30, 2012, zero options under the 2011 Plan have been exercised.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 7, 2011. As of the expiration date, 1,000,000 options had been exercised and 6,000,000 options expired under the 2010 Plan.

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

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire January 15, 2011. As of the expiration date, 2,450,000 options had been exercised and 2,550,000 options expired under the 2009 Plan.

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

The following is a summary of option activity during the years ended April 30, 2012 and 2011:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2010	10,250,000	0.05

Options granted and assumed	6,000,000	0.02
Options expired	(2,550,000)	0.05
Options exercised	(1,700,000)	0.05
Balance, April 30, 2011	12,000,000	0.04

Options granted and assumed	0	0.00
Options expired	(6,000,000)	0.05
Options exercised	(0)	0.00
Balance, April 30, 2012	6,000,000	0.02

As of April 30, 2012, 6,000,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the years ended April 30, 2012 and 2011:

		Weighted
		Average
	Number of Shares	Exercise Price
Balance, April 30, 2010	58,483,100	0.10

Warrants granted and assumed	32,385,000	0.10
Warrants expired	(550,760)	0.55
Balance, April 30, 2011	90,317,340	0.10

Warrants granted and assumed	32,385,000	0.10
Warrants canceled	(18,000,000)	0.10
Warrants expired	(6,315,000)	0.15
Balance, April 30, 2012	103,095,129	0.10

All warrants outstanding as of April 30, 2012 are exercisable.

13.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2012, the Company incurred $317,800, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

For the year ended April 30, 2011, the Company incurred $323,665, in consulting fees expense from companies with a common director or officer, $90,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $196,896 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the period from inception (December 14, 2005) through April 30, 2012, the Company incurred $1,871,331 in consulting fees expense from companies with a common director or officer, $210,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $3,539,178 in compensation expense for the issuance of stock options to directors and officers of the Company.

14.	INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,862,903 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2012	2011
Book loss for the year	$(1,743,848)	$(1,692,134)
Adjustments:
Non-deductible stock compensation	91,961	321,409
Tax loss for the year	$(1,651,887)	$(1,370,725)
Estimated effective tax rate	35%	35%
Deferred tax asset	$578,160	$479,754

The total valuation allowance is $2,862,903. Details for the last two periods are as follows:

For the period ended April 30,	2012	2011

Deferred tax asset	$2,862,903	$2,284,743
Valuation allowance	(2,862,903)	(2,284,743)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2012	$1,651,887	2032
2011	$1,370,725	2031

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2012
(AUDITED)

15.	SUBSEQUENT EVENTS

On June 14, 2012 the Company entered into a convertible note agreement for $600,000 broken into $100,000 tranches. The convertible note bears interest at 8% per annum, is unsecured, and each tranche matures 180 days following the advancement. The note is convertible into units at $0.05/unit, with a unit consisting of 1 share of the Company's common stock and 1 warrant exercisable at $0.10/ share for one year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions
K. Ian Matheson	71	Chief Executive Officer, President and Director
Jason S. Mitchell	42	Chief Financial Officer, Treasurer, Secretary and Director
Michael C. Boyko	40	Director

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

Jason S. Mitchell was appointed our Chief Financial Officer and Treasurer on February 1, 2008, our Secretary on November 19, 2008, and a member of our Board of Directors on May 28, 2008. Mr. Mitchell earned a Masters of Accountancy degree from Southern Utah University in 1994. He is a Certified Public Accountant, who has, since April, 2005, been a self-employed financial consultant, providing consulting services and preparing financial statements for numerous companies. From October 1998 to October 2004, Mr. Mitchell was a corporate controller, principal accounting officer, vice president and manager of merger and acquisitions for USI Holdings Corporation, a Nasdaq listed insurance brokerage firm where Mr. Mitchell oversaw financial reporting responsibilities, prepared SEC annual and quarterly filings, generated financial models and assisted in its October 2002 $90 million initial public offering. From October 1994 to September 1998, Mr. Mitchell worked as an auditor for Arthur Andersen LLP and KPMG Peat Marwick.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson Chief Executive Officer, President and Director	Two	Three	One
Jason S. Mitchell Chief Financial Officer, Treasurer, Secretary and Director	None	One	One
E-Ore Holdings LLC 10% Holder	None	One	One

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
K. Ian Matheson(1) CEO, President & Director	2012 2011	$60,000 $60,000	$0 $3,000	$0 $0	$0 $35,632	$0 $0	$0 $0	$0 $0	$60,000 $98,632
Jason S. Mitchell(2) CFO, Treasurer, Secretary & Director	2012 2011	$136,800 $144,000	$1,000 $3,000	$0 $45,000	$0 $35,632	$0 $0	$0 $0	$0 $0	$137,800 $237,632
Michael C. Boyko(3) Director of Operations & Director	2012 2011	$120,000 $120,000	$0 $3,000	$0 $45,000	$0 $35,632	$0 $0	$0 $0	$0 $0	$0 $203,632

Notes:
(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson, $5,000 per month for consulting services provided by Mr. Matheson.
(2)

Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month and we agreed to issue to Mr. Mitchell an aggregate of 3,000,000 restricted shares of our common stock to be distributed to Mr. Mitchell on the following basis (i) 750,000 Shares on February 24, 2009; (ii) 750,000 Shares on March 1, 2009; (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011. The amounts paid to Mr. Mitchell during the fiscal years ended April 30, 2012 and 2011 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell

(3)

Under the terms of a verbal agreement, we agreed to pay Mr. Boyko $10,000 a month for management consulting services. The amounts paid to Mr. Boyko during the fiscal years ended April 30, 2012 and 2011 were paid to Advanced Integrated Resource, a company controlled by Mr. Boyko.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2012:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
K. Ian Matheson CEO, President & Director	1,200,000	--	--	$0.02	09/06/14
Jason S. Mitchell CFO, Treasurer, Secretary & Director	1,200,000	--	--	$0.02	09/06/14
Michael C. Boyko Director of Operations & Director	1,200,000	--	--	$0.02	09/06/14

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2012, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	6,000,000	$0.02	10,700,000

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson CEO, President & Director	93,811,000 Shares (direct & indirect)(2)	42.9%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director	79,080,000 Shares (direct & indirect)(3)	37.4%
Common Stock	Michael C. Boyko Director	4,800,000 Shares (direct & indirect)(4)	2.6%
Common Stock	All Officers and Directors as a Group (3 persons)	122,111,000 Shares (direct & indirect)	52.8%
5% SHAREHOLDERS
Common Stock	K. Ian Matheson CEO, President & Director 2215 Lucerne Circle Henderson, NV 89014	93,811,000 Shares (direct & indirect)(2)	42.9%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director 87 Fountainhead Circle (Street) Henderson, NV 89052	79,080,000 Shares (direct & indirect)(3)	37.4%
Common Stock	E-Ore Holdings LLC 2580 Anthem Village Dr., Suite 112 Henderson, NV 89052	40,900,000 Shares (direct)(5)	21.1%

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 26, 2012. As of July 26, 2012, there were 185,493,141 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consist of: (i) 20,351,000 common shares held directly by Mr. Matheson; (ii) 180,000 common shares held by Mr. Matheson in trust; (iii) 800,000 common shares held by Royal City Minerals Inc., a company controlled by Mr. Matheson; (iv) 32,200,000 common shares held by E- Ore Holdings LLC, a company controlled by Mr. Matheson; (v) 7,840,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Matheson; (vi) warrants to acquire 8,000,000 common shares at an exercise price of $0.10 per share until February 23, 2013; (vii) warrants to acquire 3,300,000 common shares at an exercise price of $0.10 per share until January 17, 2013; (viii) warrants to acquire 2,400,000 common shares at an exercise price of $0.10 per share until July 17, 2013; (ix) warrants to acquire 2,000,000 common shares at an exercise price of $0.10 per share until January 20, 2014 ; (x) warrants to acquire 7,020,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 13, 2013; (xi) warrants to acquire 280,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 12, 2013; (xii) warrants to acquire 1,400,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 19, 2014; (xiii) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until February 23, 2013; (xiv) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until January 30, 2013; (xv) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2013; (xvi) warrants to acquire 1,040,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until July 13, 2013; (xvii) warrants to acquire 2,080,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until January 29, 2014; and (xviii) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consist of: (i) 6,500,000 common shares held directly by Mr. Mitchell; (ii) 32,200,000 common shares held by E-Ore Holdings LLC, a company controlled by Mr. Mitchell; (iii) 7,840,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Mitchell; (iv) 6,800,000 common shares held by PPI Holdings, LLC, a company controlled by Mr. Mitchell; (v) warrants to acquire 1,000,000 common shares at an exercise price of $0.10 per share until February 23, 2013; (vi) warrants to acquire 1,200,000 common shares at an exercise price of $0.10 per share until January 17, 2013; (vii) warrants to acquire 2,000,000 common shares held by Pilot Plant Inc. at an exercise price of $0.10 per share until February 23, 2013; (viii) warrants to acquire 7,020,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 13, 2013; (ix) warrants to acquire 280,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 12, 2013; (x) warrants to acquire 1,400,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 29, 2014; (xi) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2013; (xii) warrants to acquire 1,040,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until July 13, 2013; (xii) warrants to acquire 2,080,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until January 29, 2014 (xiv) warrants to acquire 2,000,000 common shares held by PPI Holdings LLC, a company controlled by Mr. Mitchell, at an exercise price of $0.10 per share until January 30, 2013; (xv) warrants to acquire 2,800,000 common shares held by PPI Holdings LLC, a company controlled by Mr. Mitchell, at an exercise price of $0.10 per share until January 29, 2013; and (xvi) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014.

(4)

The number of shares listed as beneficially owned directly by Mr. Boyko consists of: (i) 2,500,000 common shares held by Mr. Boyko; (ii) warrants to acquire 500,000 common shares at an exercise price of $0.10 per share until January 17, 2013; (iii) warrants to acquire 600,000 common shares at an exercise price of $0.10 per share until January 30, 2013; and (v) an option to acquire 1,200,00 common shares at an exercise price of $0.02 per share until September 6, 2014

(5)

The number of shares listed as beneficially owned directly by E-Ore Holdings LLC consists of (i) 32,200,000 common shares held by E-Ore Holdings LLC, (i) warrants to acquire 7,020,000 common shares at an exercise price of $0.10 per share until January 13, 2013; (ii) warrants to acquire 280,000 common shares at an exercise price of $0.10 per share until July 13, 2013; and warrant to acquire 1,040,000 shares at an exercise price of $0.10 per share until January 29, 2014.

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

(a)

As at April 30, 2012 and 2011, we were indebted to Mr. Matheson for principal amounts totaling $223,190 and $252,179, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2012 and 2011 totaled $5,778 and $119,212, respectively. As at April 30, 2012 we are indebted to Mr. Matheson for $75,000 in accrued compensation.

(b)

As at April 30, 2012 and 2011, we were indebted to Gold Crown Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $0 and $47,000, respectively. The amount bears interest at a rate of 10% per annum, is unsecured and due on demand. Interest accrued during the years ended April 30, 2012 and 2011 were in the amount of $1,000 and $368, respectively.

(c)

As at April 30, 2012 we were indebted to PPI Holdings LLC, a company controlled by Mr. Mitchell, in the principal amount of $237,515.50, which was PPI Holdings LLC’s cost to build an Extraction Processing Plant for us. Additionally, we were indebted to PPI Holdings, LLC for the principal amount totaling $40,000. The amount bears interest at a rate of 10% per annum, are unsecured and due on demand. No interest has accrued as of April 30, 2012.

(d)	As at April 30, 2012 we are indebted to Mr. Boyko for $75,000 in accrued compensation.

Private Placements with Related Parties

During the years ended April 30, 2011 and 2012, we completed the following private placements to our directors, officers and companies controlled by our directors and officers.

(a)

On January 18, 2011, we issued: (i) 3,800,000 units to Mr. Matheson to settle outstanding indebtedness of $190,000; (ii) 3,800,000 units to Mr. Matheson’s spouse to settle outstanding indebtedness of $190,000; (iii) 7,020,000 units to E-Ore Holdings LLC to settle outstanding indebtedness of $351,000; (iv) 200,000 units to Mr. Mitchell to settle outstanding indebtedness of $60,000; and (v) 500,000 units to Mr. Boyko to settle outstanding indebtedness of $25,000.

(b)	On March 28, 2011, we issued a total of 900,000 shares of our common stock as compensatory stock awards to each of Mr. Mitchell and Mr. Boyko.

(c)

On July 13, 2012 we issued: (i) 2,400,000 units to Mr. Matheson to settle outstanding indebtedness of $120,000; (ii) 9,300,000 units to Mr. Matheson’s spouse to settle outstanding indebtedness of $465,000; (iii) 280,000 units to E-Ore Holdings, LLC to settle outstanding indebtedness of $14,000; and (iv) 1,040,000 units to Gold Crown Holdings, LLC to settle outstanding indebtedness of $52,000. Each unit consists of one share of common stock and one share purchase warrant, wit h each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two year from the date of issue.

(d)

On January 30, 2012, we issued: (i) 2,000,000 units to Mr. Matheson to settle outstanding indebtedness of $100,000; (ii) 2,800,000 units to PPI Holdings, LLC to settle outstanding indebtedness of $140,000; (iii) 1,400,000 units to E-Ore Holdings, LLC to settle outstanding indebtedness of $70,000; and (iv) 2,800,000 units to Gold Crown Holdings, LLC to settle outstanding indebtedness of $140,000. Each unit consists of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two year from the date of issue.

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

The aggregate fees billed for the fiscal years ended April 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2012	Year Ended April 30, 2011

Audit Fees	$24,700	$37,500
Audit-Related Fees	-	-
Tax Fees	$1,000	$1,000
All Other Fees	-	-
Total	$25,700	$39,500

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)

Exhibit
Number	Description of Exhibits
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)
10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	July 30, 2012	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	July 30, 2012	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 30, 2012	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	July 30, 2012	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	July 30, 2012	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director