Form 10-Q
period 2012-07-31
ROYAL MINES & MINERALS CORP
filed 2012-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 11, 2012, the Registrant had 185,493,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31, 2012	April 30, 2012

ASSETS

Current assets
Cash and cash equivalents	$13,283	$70,678
Prepaid expenses	24,194	11,716
Other current assets	6,904	2,815
Total current assets	44,381	85,209

Non-current assets
Loan receivable	983,055	983,055
Property and equipment, net	315,936	341,796
Intellectual property, net	150,000	150,000
Mineral properties	63,710	63,710
Other assets	29,668	27,737
Total non-current assets	1,542,369	1,566,298

Total assets	$1,586,750	$1,651,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$104,188	$70,006
Accounts payable - related parties	402,516	387,516
Accrued liabilities	-	5,000
Accrued interest	14,625	13,858
Accrued interest - related parties	18,156	6,778
Notes payable	50,000	50,000
Loans payable	150,000	100,000
Loans payable - related parties	468,190	263,190
Total current liabilities	1,207,675	896,348

Deferred rent	21,402	-

Total liabilities	1,229,077	896,348

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,493,141 and 185,493,141 shares issued and outstanding, respectively	185,493	185,493
Additional paid-in capital	13,600,488	13,600,488
Accumulated deficit during exploration stage	(13,428,308)	(13,030,822)
Total stockholders' equity	357,673	755,159

Total liabilities and stockholders' equity	$1,586,750	$1,651,507

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Three Months Ended July 31,		Through
	2012	2011	July 31, 2012

Revenue	$-	$31,264	$138,537

Operating expenses
Mineral exploration and evaluation expenses	239,055	264,039	4,376,623
Mineral exploration and evaluation expenses - related parties	5,000	30,000	824,500
General and administrative	64,386	65,220	3,115,111
General and administrative - related parties	51,000	51,000	4,548,643
Depreciation and amortization	25,860	15,615	593,375

Total operating expenses	385,301	425,874	13,458,252

Loss from operations	(385,301)	(394,610)	(13,319,715)

Other income (expense):
Interest and other income	-	-	103,826
Interest expense	(12,185)	(10,780)	(212,419)

Total other income (expense)	(12,185)	(10,780)	(108,593)

Net loss	$(397,486)	$(405,390)	$(13,428,308)

Loss per common share - basic: Net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic	185,493,141	152,924,265

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Three Months Ended July 31,		Through
	2012	2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(397,486)	$(405,390)	$(13,428,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,860	15,615	593,375
Stock based expenses	-	-	1,299,369
Stock based expenses - related parties	-	-	3,539,178
Changes in operating assets and liabilities:
Prepaid expenses	(12,478)	4,881	(11,633)
Other assets	(6,020)	(8,005)	(36,572)
Accounts payable	34,182	-	609,552
Accounts payable - related parties	15,000	-	336,890
Accrued liabilities	(5,000)	(7,000)	(9,127)
Accrued interest	767	4,516	14,625
Accrued interest - related parties	11,378	15,519	187,400
Deferred rent	21,402	-	21,402

Net cash used in operating activities	(312,395)	(379,864)	(6,883,849)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	-	(83,055)	(983,055)
Advance	-	(34,150)	-
Cash paid on mineral property claims	-	-	(39,210)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	-	(621,795)

Net cash used in investing activities	-	(117,205)	(1,641,754)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	500,000	4,105,721
Proceeds on borrowings	50,000	-	150,000
Proceeds on borrowings - related parties	205,000	217,821	4,283,165

Net cash provided by financing activities	255,000	717,821	8,538,886

NET CHANGE IN CASH	(57,395)	220,752	13,283

CASH AT BEGINNING OF PERIOD	70,678	17,805	-

CASH AT END OF PERIOD	$13,283	$238,557	$13,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$35	$-	$6,446
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of accounts payable	$-	$-	$(220,617)
Stock issued in satisfaction of accounts payable - related parties	$-	$-	$(365,228)
Stock issued in safisfaction of accrued interest - related parties	$-	$(134,000)	$(134,000)
Stock issued in satisfaction of accrued liabilities	$-	$-	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans made to the Company	$-	$(517,000)	$(3,858,000)
Stock and warrants issued for prepaid signing bonus	$-	$-	$5,561
Payable issued for equipment acquisition - related party	$-	$-	$237,516

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012
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

Going Concern - As of July 31, 2012, the Company has incurred cumulative net losses of approximately $13,428,308 from operations and has negative working capital of $1,163,294. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

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
JULY 31, 2012
(Unaudited)

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

Deferred rent – The Company leases equipment under an agreement which provide for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded as deferred rent in the accompanying balance sheets. As of July 31, 2012, an expense and liability of $21,402 has been recorded for deferred rent as it relates to escalation of rent payments.

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

As of July 31, 2012 and April 30, 2012, the Company has advanced $983,055 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

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

If we are able to complete the funding, of which there is no assurance, and Golden Anvil transfers the assets in the Joint Venture Company, the Joint Venture Company will be owned 50% by us and 50% by Golden Anvil. As of July 31, 2012, the Company has lent an additional $70,000 and paid, on behalf of Golden Anvil, $13,055 in expenses which is included in the total Loan amount.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2012	April 30, 2012
Process, lab and office equipment	$680,042	$680,042
Site equipment	179,269	179,269
Total property and equipment	859,311	859,311
Less: accumulated depreciation	(543,375)	(517,515)
	$315,936	$341,796

Depreciation expense was $25,860 and $15,615 for the three months ended July 31, 2012 and 2011, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of July 31, 2012.

5.	MINERAL PROPERTIES

As of July 31, 2012 and April 30 2012, mineral properties totaling $63,710 consist of twenty-one (21) mining claims located south of Searchlight, Nevada in the Piute Valley. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation. On November 28, 2011 the Company executed a quitclaim deed and agreement acquiring the other 12.5% interest in the twenty (20) remaining mining claims. On January 28, 2012, the fifth anniversary, the Company approved the issuance of 350,000 shares to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares were valued at the market price on the date of issuance.

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
JULY 31, 2012
(Unaudited)

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

As of July 31, 2012 and April 30, 2012, accounts payable – related parties consisted of $165,000 and $150,000, respectively, due to directors and officers of the Company for consulting fees, and $237,516 for the acquisition of an extraction processing system in January 2012.

7.	NOTES PAYABLE

As of July 31, 2012 and April 30, 2012, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2013. The note payable bears 6% interest annually.

8.	LOANS PAYABLE

As of July 31, 2012 and April 30, 2012, loans payable of $150,000 and $100,000, respectively, consist of borrowings payable to an unrelated third party. The loan bears zero percent interest, is unsecured, and is due on demand.

On June 14, 2012, the Company entered into a convertible note agreement with Phoenix PMX, LLC (“Phoenix PMX”). PPMX will loan $600,000 bearing 8% interest toward proving and establishing operations using the Company’s Cholla process (“Technology”). Each $100,000 tranche of the $600,000 is to be repaid within 180 days following the advancement. Phoenix PMX has the ability to convert all or a portion of the funds advanced in units at $0.05/unit. Each unit consists of one share of common stock and one warrant exercisable at $0.10/ share for one year. The decision to convert the advances into units must be made within the first three months. Subsequent to our fiscal quarter ended July 31, 2012, both parties mutually agreed to cancel the PMX Agreement. As of the date of this filing, no amounts are owed under the PMX Agreement.

9.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of July 31, 2012 and April 30, 2012, loans payable – related parties of $468,190 and $263,190, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of July 31, 2012 and April 30, 2012, accrued interest – related party was $18,156 and $6,778, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of July 31, 2012 are as follows:

Fiscal year ending April 30, 2013	$98,498
Fiscal year ending April 30, 2014	$79,472
Fiscal year ending April 30, 2015	$63,500
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Thereafter	$21,008

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2012
(Unaudited)

Lease expense was $84,587 and $50,743 for the three months ended July 31, 2012 and 2011, respectively.

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2012 and April 30, 2012, there were 185,493,141 shares of common stock outstanding and zero shares of preferred stock outstanding.

12.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2012, the Company incurred $56,000 in consulting fees expense from companies with a common director or officer, there was no compensation expense for the issuance of common stock to directors and officers of the Company, and no compensation expense for the issuance of stock options to directors and officers of the Company.

For the three months ended July 31, 2011, the Company incurred $81,000 in consulting fees expense from companies with a common director or officer, there was no compensation expense for the issuance of common stock to directors and officers of the Company, and no compensation expense for the issuance of stock options to directors and officers of the Company.

For the period from inception (December 14, 2005) through July 31, 2012, the Company incurred $1,927,331 in consulting fees expense from companies with a common director or officer, $210,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $3,329,178 in compensation expense for the issuance of stock options to directors and officers of the Company.

13.	SUBSEQUENT EVENTS

On August 7, 2012, the Company entered into a loan agreement for $98,030. The loan bears 12% interest annually, is unsecured, and is due on demand. At any time during the first three months of the agreement, the bearer will have the option to convert the loaned amount into units on the basis of $0.05 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant exercisable at $0.10 per share for two years.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from our own and others mineralized materials; (ii) use our lixiviation processes (Cholla and thiourea) to recover precious metals from specific ore bearing materials and fly ash landfills/monofills; and (iii) joint venture, acquire and develop mining projects in North America.

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

We entered into an agreement (the “PMX Agreement”) dated June 14, 2012 with Phoenix PMX LLC (“Phoenix PMX”). Under the terms of the PMX Agreement, Phoenix PMX agreed to provide us with funding of up to $600,000 to support the establishment of Pilot Plants in Scottsdale and Phoenix utilizing our proprietary Cholla Process for recovery of gold from fly ash and other materials. Subsequent to our fiscal quarter ended July 31, 2012, both parties mutually agreed to cancel the PMX Agreement. As of the date of this filing, no amounts are owed under the PMX Agreement.

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

As of July 31, 2012, we had cash in the amount of $13,283. Accordingly, we do not have sufficient resources to meet the ongoing costs of our Phoenix Facility and Scottsdale Facility, the anticipated costs of completing our plan of operation for our Phoenix Facility and Scottsdale Facility, the Smith Lease or meeting the administrative costs of operating our business for the next twelve months. In order to complete our plan of operation, we will be required to obtain substantial financing from the sale of our common stock, of which there is no assurance.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2012	July 31, 2011	Increase / (Decrease)
Revenue	$-	$31,264	(100.0)%
Operating Expenses	(385,301)	(425,874)	(9.5)%
Interest Expense	(12,185)	(10,780)	13.0%
Net Loss	$(397,486)	$(405,390)	(1.95)%

Revenues

During the three months ended July 31, 2011, we earned revenues of $31,264 and we earned no revenues during the three months ended July 31, 2012. We are currently in the exploration stage of our business. We have begun to process fly ash at our Phoenix Facility and Scottsdale Facility; however, our initial income from the use of our Phoenix Facility and Scottsdale Facility has been minimal. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three months ended July 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	July 31, 2012	July 31, 2011	(Decrease)
Mineral exploration and evaluation expenses	$239,055	$264,039	(9.5)%
Mineral exploration and evaluation expenses – related party	5,000	30,000	(83.3)%
General and administrative	64,386	65,220	(1.3)%
General and administrative – related party	51,000	51,000	0.0%
Depreciation and amortization	25,860	15,615	65.6%
Total Expenses	$385,301	$425,874	(9.5)%

Our operating expenses for the three months ended July 31, 2012 decreased as compared to the three months ended July 31, 2011. The decrease in our operating expenses primarily relates to decreases in mineral exploration and evaluation expenses, mineral exploration and evaluation expenses – related party and general and administrative expenses. Recurring consulting expenses recorded within mineral exploration and evaluation expenses – related party ceased during the quarter. As of July 31, 2012, the Company utilizes the consultant on an as needed basis. The overall decrease was partially offset by an increase in depreciation and amortization.

Mineral exploration and evaluation expenses primarily consisted of rent, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The decrease in mineral exploration and evaluation expenses in fiscal 2012 was primarily due to a decrease in consulting fees due to reduced activities at our Phoenix Facility.

During the three months ended July 31, 2012, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees accrued for our Chief Executive Officer, Mr. Matheson and paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility, Scottsdale Facility and our Piute Valley Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2012	At April 30, 2012	Increase / (Decrease)
Current Assets	$44,381	$85,209	(47.9)%
Current Liabilities	(1,207,675)	(896,348)	34.7%
Working Capital Surplus (Deficit)	$(1,163,294)	$(811,139)	43.4%

Cash Flows
	Three Months Ended
	July 31, 2012	July 31, 2011
Net Cash Used in Operating Activities	$(312,395)	$(379,864)
Net Cash Used In Investing Activities	-	(117,205)
Net Cash Provided By Financing Activities	255,000	717,821
Net Increase (Decrease) in Cash During Period	$(57,395)	$220,752

As at July 31, 2012, we had a working capital deficit of $1,163,294 as compared to a working capital deficit of $811,139 as at our year ended April 30, 2012. The increase in our working capital deficit is primarily due to a decrease in cash and increases in accounts payable, accounts payable – related parties, loans payable and loans payable – related parties.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 31, 2012, we had cash on hand of $13,283 and accumulated net loss of $13,406,906 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil, and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)

Exhibit
Number	Description of Exhibits
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)
10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.

(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 14, 2012	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2012	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)