Form 10-Q
period 2012-10-31
ROYAL MINES & MINERALS CORP
filed 2012-12-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 7, 2012, the Registrant had 185,593,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31, 2012	April 30, 2012

ASSETS

Current assets
Cash and cash equivalents	$13,846	$70,678
Prepaid expenses	7,500	11,716
Other current assets	17,479	2,815
Total current assets	38,825	85,209

Non-current assets
Loan receivable	983,055	983,055
Property and equipment, net	289,891	341,796
Intellectual property, net	150,000	150,000
Mineral properties	25,000	63,710
Other assets	29,668	27,737
Total non-current assets	1,477,614	1,566,298

Total assets	$1,516,439	$1,651,507

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$92,819	$70,006
Accounts payable - related parties	417,516	387,516
Accrued liabilities	-	5,000
Accrued interest	18,169	13,858
Accrued interest - related parties	30,760	6,778
Notes payable	50,000	50,000
Loans payable	248,030	100,000
Loans payable - related parties	574,808	263,190
Total current liabilities	1,432,102	896,348

Deferred rent	32,703	-

Total liabilities	1,464,805	896,348

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,493,141 and 185,493,141 shares issued and outstanding, respectively	185,493	185,493
Additional paid-in capital	13,600,488	13,600,488
Accumulated deficit during exploration stage	(13,734,347)	(13,030,822)
Total stockholders' equity	51,634	755,159

Total liabilities and stockholders' equity	$1,516,439	$1,651,507

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					From Inception
					(December 14, 2005)
	For the Three Months Ended October 31,		For the Six Months Ended October 31,		Through
	2012	2011	2012	2011	October 31, 2012

Revenue	$-	$9,062	$-	$40,326	$138,537

Operating expenses
Mineral exploration and evaluation expenses	147,467	280,309	386,522	544,349	4,524,090
Mineral exploration and evaluation expenses - related parties	2,655	30,000	7,655	60,000	827,155
General and administrative	23,149	55,873	87,535	121,093	3,138,260
General and administrative - related parties	51,000	51,000	102,000	102,000	4,599,643
Depreciation and amortization	26,045	15,615	51,905	31,230	619,420
Impairment of mineral claims	38,710	-	38,710	-	38,710

Total operating expenses	289,026	432,797	674,327	858,672	13,747,278

Loss from operations	(289,026)	(423,735)	(674,327)	(818,346)	(13,608,741)

Other income (expense):
Interest and other income	-	160	-	160	103,826
Interest expense	(17,013)	(767)	(29,198)	(11,546)	(229,432)

Total other income (expense)	(17,013)	(607)	(29,198)	(11,386)	(125,606)

Net loss	$(306,039)	$(424,342)	$(703,525)	$(829,732)	$(13,734,347)

Loss per common share - basic:
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding -
Basic	185,493,141	171,966,874	185,493,141	162,445,569

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Six Months Ended October 31,		Through
	2012	2011	October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(703,525)	$(829,732)	$(13,734,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,905	31,230	619,420
Impairment of mineral properties	38,710	-	38,710
Stock-based expenses	-	19,128	1,299,369
Stock-based expenses - related parties	-	-	3,539,178
Changes in operating assets and liabilities:
Prepaid expenses	4,216	5,753	5,061
Other assets	(16,595)	(14,333)	(47,147)
Accounts payable	22,813	(5,781)	598,183
Accounts payable - related parties	30,000	25,709	351,890
Accrued liabilities	(5,000)	(12,000)	(9,127)
Accrued interest	4,311	1,533	18,169
Accrued interest - related parties	23,982	9,861	200,004
Deferred rent	32,703	-	32,703

Net cash used in operating activities	(516,480)	(768,632)	(7,087,934)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	-	(83,055)	(983,055)
Cash paid on mineral property claims	-	(6,800)	(39,210)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	(24,243)	(621,795)

Net cash used in investing activities	-	(114,098)	(1,641,754)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	500,000	4,105,721
Share subscriptions payable	-	137,140	-
Proceeds on borrowings	148,030	-	248,030
Proceeds on borrowings - related parties	311,618	312,821	4,389,783

Net cash provided by financing activities	459,648	949,961	8,743,534

NET CHANGE IN CASH	(56,832)	67,231	13,846

CASH AT BEGINNING OF PERIOD	70,678	17,805	-

CASH AT END OF PERIOD	$13,846	$85,036	$13,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$495	$978	$6,906
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of accounts payable	$-	$-	$(220,617)
Stock issued in satisfaction of accounts payable - related parties	$-	$-	$(365,228)
Stock issued in satisfaction of accrued interest - related parties	$-	$(134,000)	$(134,000)
Stock issued in satisfaction of accrued liabilities	$-	$(50,000)	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans made to the Company	$-	$(517,000)	$(3,858,000)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and other’s leachable assets, 2) use its lixiviation processes to convert specific ore bodies into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of October 31, 2012, the Company has incurred cumulative net losses of approximately $13,734,347 from operations and has negative working capital of $1,393,277. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
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

Impairment of Long-Lived Assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. Except as noted below, as of October 31, 2012 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
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

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations. During the six months ended October 31, 2012, we did not pay the renewal fee on the BLM Claims and allowed those claims to lapse. Upon lapse the Company recognized an impairment expense of $38,710.

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on October 31, 2012 and April 30, 2012 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 109,095,129.

Deferred rent - The Company leases equipment under an agreement which provides for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded as deferred rent in the accompanying balance sheets. As of October 31, 2012, a liability of $32,703 has been recorded for deferred rent as it relates to escalation of rent payments.

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

As of October 31, 2012 and April 30, 2012, the Company has advanced $970,000 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico, and has paid $13,055 in expenses on behalf of Golden Anvil, which is included in the total Loan amount of $983,055. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	October 31, 2012	April 30, 2012
Process, lab and office equipment	$680,042	$680,042
Site equipment	179,269	179,269
Total property and equipment	859,311	859,311
Less: accumulated depreciation	(569,420)	(517,515)
	$289,891	$341,796

Depreciation expense was $51,905 and $31,230 for the six months ended October 31, 2012 and 2011, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of October 31, 2012.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

5.	MINERAL PROPERTIES

As of October 31, 2012 and April 30 2012, mineral properties totaled $25,000 and $63,710, respectively. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty- four (24) mining claims, located south of Searchlight, Nevada in the Piute Valley, with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation. On November 28, 2011 the Company executed a quitclaim deed and agreement acquiring the other 12.5% interest in the twenty (20) remaining mining claims. On January 28, 2012, the fifth anniversary, the Company approved the issuance of 350,000 shares to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares were valued at the market price on the date of issuance. Through July 2012, the mineral properties consisted of twenty-one (21) mining claims.

In August 2012, the Company did not pay the renewal fee on the twenty (20) mining claims leased from the BLM and does not plan to renew or continue exploration on those claims, and therefore expensed those capitalized mineral properties in accordance with Emerging Issues Task Force abstract 04-02.

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

As of October 31, 2012 and April 30, 2012, accounts payable – related parties consisted of $180,000 and $150,000, respectively, due to directors and officers of the Company for consulting fees, and $237,516 for the acquisition of an extraction processing system in January 2012.

7.	NOTES PAYABLE

As of October 31, 2012 and April 30, 2012, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2013. The note payable bears 6% interest annually.

8.	LOANS PAYABLE

As of October 31, 2012 and April 30, 2012, loans payable of $248,030 and $100,000, respectively, consist of borrowings payable to unrelated third parties.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

On August 7, 2012, the Company entered into a verbal loan agreement for $98,030. The loan bears 12% interest annually, is unsecured, and is due on demand. At any time during the first three months of the agreement, the bearer will have the option to convert the loaned amount into units on the basis of $0.05 per unit, with each unit consisting of one share of common stock and one common stock purchase warrant exercisable at $0.10 per share for two years.

The other $150,000 loan bears zero percent interest, is unsecured, and is due on demand.

9.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of October 31, 2012 and April 30, 2012, loans payable – related parties of $574,808 and $263,190, respectively, mainly consist of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of October 31, 2012 and April 30, 2012, accrued interest – related party was $30,760 and $6,778, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing, plant equipment and plant facilities. Future minimum lease payments under the operating leases as of October 31, 2012 are as follows:

Fiscal year ending April 30, 2013	$65,058
Fiscal year ending April 30, 2014	$79,472
Fiscal year ending April 30, 2015	$63,500
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Thereafter	$21,008

Lease expense was $151,792 and $96,930 for the six months ended October 31, 2012 and 2011, respectively.

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of October 31, 2012 and April 30, 2012, there were 185,493,141 shares of common stock outstanding and zero shares of preferred stock outstanding.

12.	RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2012, the Company incurred $109,655 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

During the six months ended October 31, 2011, the Company incurred $162,000 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012
(Unaudited)

During the period from inception (December 14, 2005) through October 31, 2012, the Company incurred $1,980,986 in consulting fees expense from companies with a common director or officer, $210,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $3,329,178 in compensation expense for the issuance of stock options to directors and officers of the Company.

13.	SUBSEQUENT EVENTS

On November 20, 2012, we issued 100,000 units (each a “Unit”) to a consultant in satisfaction of $5,000 debt. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. These units will be recorded on fair value as determined on the date of the agreement with any difference between fair value and the carrying amount of the debt satisfied as a gain or loss on settlement of the debt.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from our own and others mineralized materials; (ii) use our lixiviation processes (Cholla and thiourea) to recover precious metals from specific ore bearing materials; and (iii) joint venture, acquire and develop mining projects in North America.

We are focusing our business on commercially processing specific fly ash and other mineable materials, using a leach process that exposes extractable gold (the “Cholla Process”) at our processing and refining plants located in Phoenix, Arizona (the “Phoenix Facility”) and Scottsdale, Arizona (the “Scottsdale Facility”). Our facilities have the capacity to process up to 10 tons per day. In our Phoenix Facility, we also utilize our environmentally friendly proprietary technology for the extraction of precious metals from other materials using thiourea stabilization (the “Lixiviation Technology”). The use of thiourea stabilization is more environmentally friendly than cyanide or sulfuric acid, which have traditionally been used for this purpose.

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

We also have an interest in a potential gold project that consists of a mineral lease covering 20.61 acres of patented claims (the “Smith Lease”) and an option to acquire a 100% interest in 20 unpatented claims (the “BLM Claims”) located near the Smith Lease. Each BLM Claim is comprised of 160 acres. We have entered into a memorandum of understanding with Stina Resources Ltd. (“Stina”) whereby Stina will be able to acquire a 70% interest in the Smith Lease and a 40% interest in the BLM Claims. During the three months ended October 31, 2012, we did not pay the renewal fee on the BLM Claims and allowed those claims to lapse. In addition, Stina and us mutually agreed to cancel the memorandum of understanding.

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

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$9,062	(100.0)%	$-	$40,326	(100.0)%
Expenses	(289,026)	(432,797)	(33.0)%	(674,327)	(858,672)	(21.0)%
Other Items	(17,013)	(607)	2,702.8%	(29,198)	(11,386)	156.4%
Net Loss	$(306,039)	$(424,342)	(27.9)%	$(703,525)	$(829,732)	(18.0)%

Revenues

During the six months ended October 31, 2011, we earned revenues of $40,326 and we earned no revenues during the six months ended October 31, 2012. We are currently in the exploration stage of our business. We can provide no assurances that we will earn significant revenue from the processing of fly ash or that we will discover commercially exploitable levels of mineral resources on our Piute Valley Property, or if such resources are discovered, that we will be able to enter into commercial production of our Piute Valley Property.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2012	31, 2011	(Decrease)	31, 2012	2011	(Decrease)
Mineral exploration and evaluation expenses	$150,122	$310,309	(52.0)%	$394,177	$604,349	(36.0)%
General and administrative	74,149	106,873	(30.6)%	189,535	223,093	(15.0)%
Depreciation and amortization	26,045	15,615	66.8%	51,905	31,230	66.2%
Impairment of mineral claims	38,710	-	(100.0)%	38,710	-	(100.0)%
Total Operating Expenses	$289,026	$432,797	(29.0)%	$674,327	$858,672	(18.0)%

Our operating expenses for the three and months ended October 31, 2012 decreased as compared to the three and six months ended October 31, 2011. The decrease in our operating expenses primarily relates to a decrease in mineral exploration and evaluation expenses. The decrease was partially offset by an increase in depreciation and amortization and general and administrative expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The decrease in mineral exploration and evaluation expenses in fiscal 2012 was primarily due to a decrease in consulting fees and extraction processing costs due to reduced activities at our Phoenix and Scottsdale Facilities. In October 2012 we temporarily shut down our Phoenix Facility until the required funding is received to continue that operation.

During the three and six months ended October 31, 2012, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees accrued for our Chief Executive Officer, Mr. Matheson and paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Phoenix Facility and Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2012	At April 30, 2012	Increase / (Decrease)
Current Assets	$38,825	$85,209	(54.4)%
Current Liabilities	(1,432,102)	(896,348)	59.8%
Working Capital Deficit	$(1,393,277)	$(811,139)	71.8%

Cash Flows
	Six Months Ended
	October 31, 2012	October 31, 2011
Net Cash Used in Operating Activities	$(516,480)	$(768,632)
Net Cash Used In Investing Activities	-	(114,098)
Net Cash Provided By Financing Activities	459,648	949,961
Net Increase (Decrease) in Cash During Period	$(56,832)	$67,231

As of October 31, 2012, we had a working capital deficit of $1,393,277 as compared to a working capital deficit of $811,139 at our year ended April 30, 2012. The increase in our working capital deficit is primarily due to a decrease in cash and increases in accounts payable, accounts payable – related parties, accrued interest – related parties, loans payable and loans payable – related parties.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2012, we had cash on hand of $13,846 and accumulated net loss of $13,723,046 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil, and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

Because we are an exploration stage company, we face a high risk of business failure.

We have commenced earning revenues, although minimal, from the processing of ore at our Phoenix and Scottsdale Facilities. Our primary business activities have involved the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

On November 20, 2012, we issued 100,000 units (each a “Unit”) at a deemed price of $0.05 per Unit for total proceeds of $5,000. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. We completed the issuance pursuant to the provisions of Rule 506 of Regulation D of the Act. The subscriber represented that he was an accredited investor as defined in Regulation D of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)

Exhibit
Number	Description of Exhibits
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)
10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.

(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 17, 2012	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 17, 2012	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)