Form 10-Q
period 2013-01-31
ROYAL MINES & MINERALS CORP
filed 2013-03-18
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
As of March 18, 2013, the Registrant had 185,593,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31, 2013	April 30, 2012

ASSETS

Current assets
Cash and cash equivalents	$6,772	$70,678
Prepaid expenses	9,047	11,716
Other current assets	19,048	2,815
Total current assets	34,867	85,209

Non-current assets
Loan receivable	983,055	983,055
Property and equipment, net	263,846	341,796
Intellectual property, net	-	150,000
Mineral properties	25,000	63,710
Other assets	21,318	27,737
Total non-current assets	1,293,219	1,566,298

Total assets	$1,328,086	$1,651,507

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$112,034	$70,006
Accounts payable - related parties	432,516	387,516
Accrued liabilities	-	5,000
Accrued interest	21,942	13,858
Accrued interest - related parties	45,284	6,778
Notes payable	50,000	50,000
Loans payable	248,030	100,000
Loans payable - related parties	684,808	263,190
Total current liabilities	1,594,614	896,348

Deferred rent	34,504	-

Total liabilities	1,629,118	896,348

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,593,141 and 185,493,141 shares issued and outstanding, respectively	185,593	185,493
Additional paid-in capital	13,603,775	13,600,488
Accumulated deficit during exploration stage	(14,090,400)	(13,030,822)
Total stockholders' equity (deficit)	(301,032)	755,159

Total liabilities and stockholders' equity (deficit)	$1,328,086	$1,651,507

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					From Inception
					(December 14, 2005)
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		Through
	2013	2012	2013	2012	January 31, 2013

Revenue	$-	$5,400	$-	$45,726	$138,537

Operating expenses
Mineral exploration and evaluation expenses	91,672	304,783	480,849	849,132	4,618,417
Mineral exploration and evaluation expenses - related parties	-	31,000	5,000	91,000	824,500
General and administrative	19,948	70,670	107,482	191,763	3,158,207
General and administrative - related parties	51,000	43,799	153,000	145,799	4,650,643
Depreciation and amortization	26,045	23,130	77,950	54,360	645,465
Impairment of mineral properties	(310)	-	38,400	-	38,400
Impairment of intellectual property	150,000	-	150,000	-	150,000
Settlement of accounts payable	(1,613)	-	(1,613)	-	(1,613)

Total operating expenses	336,742	473,382	1,011,068	1,332,054	14,084,019

Loss from operations	(336,742)	(467,982)	(1,011,068)	(1,286,328)	(13,945,482)

Other income (expense):
Interest and other income	-	-	-	160	103,826
Interest expense	(19,312)	(767)	(48,510)	(12,313)	(248,744)

Total other income (expense)	(19,312)	(767)	(48,510)	(12,153)	(144,918)

Net loss	$(356,054)	$(468,749)	$(1,059,578)	$(1,298,481)	$(14,090,400)

Loss per common share - basic:
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic	185,571,402	172,910,165	185,519,228	165,933,768

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005
	For the Nine Months Ended January 31,		Through
	2013	2012	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,059,578)	$(1,298,481)	$(14,090,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,950	54,360	645,465
Impairment of mineral properties	38,400	-	38,400
Impairment of intellectual property	150,000	-	150,000
Stock based expenses	-	58,220	1,299,369
Stock based expenses - related parties	-	-	3,539,178
Gain on settlement of debt	(1,613)	-	(1,613)
Changes in operating assets and liabilities:
Prepaid expenses	2,669	(5,324)	3,514
Other assets	(9,814)	(17,279)	(40,366)
Accounts payable	47,028	(18,872)	622,398
Accounts payable - related parties	45,000	55,000	366,890
Accrued liabilities	(5,000)	(12,000)	(9,127)
Accrued interest	8,084	2,300	21,942
Accrued interest - related parties	38,506	9,037	214,528
Deferred rent	34,504	-	34,504

Net cash provided by (used in) operating activities	(633,864)	(1,173,039)	(7,205,318)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	-	(83,055)	(983,055)
Cash paid on mineral property claims	310	(7,110)	(38,900)
Cash acquired on reverse merger	-	-	2,306
Purchase of fixed assets	-	(24,242)	(621,795)

Net cash provided by (used in) investing activities	310	(114,407)	(1,641,444)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	637,140	4,105,721
Proceeds on borrowings	148,030	-	248,030
Proceeds on borrowings - related parties	421,618	652,821	4,499,783

Net cash provided by financing activities	569,648	1,289,961	8,853,534

NET CHANGE IN CASH	(63,906)	2,515	6,772

CASH AT BEGINNING OF PERIOD	70,678	17,805	-

CASH AT END OF PERIOD	$6,772	$20,320	$6,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,699	$978	$8,110
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$14,000	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of accounts payable	$(5,000)	$-	$(225,617)
Stock issued in satisfaction of accounts payable - related parties	$-	$-	$(365,228)
Stock issued in safisfaction of accrued interest - related parties	$-	$(134,000)	$(134,000)
Stock issued in satisfaction of accrued liabilities	$-	$(50,000)	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans made to the Company	$-	$(967,000)	$(3,858,000)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and other’s leachable assets, 2) use its leaching process to convert specific ore bodies into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of January 31, 2013, the Company has incurred cumulative net losses of approximately $14,090,400 from operations and has negative working capital of $1,559,747. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
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

Impairment of Long-Lived Assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. Except as noted below, as of January 31, 2013 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
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

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations. The Company did not pay the renewal fee on the BLM Claims due in August 2012 and allowed those claims to lapse. The Company has recognized an impairment expense of $38,400 for the nine months ended January 31, 2013.

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on January 31, 2013 and April 30, 2012 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 109,195,129 and 109,095,129, respectively.

Deferred rent - The Company leases equipment under an agreement which provides for periodic increases over the lease term. Accordingly, timing differences between the amount paid for rent and the amount expensed are recorded as deferred rent in the accompanying balance sheets. As of January 31, 2013, a liability of $34,504 has been recorded for deferred rent as it relates to escalation of rent payments.

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

As of January 31, 2013 and April 30, 2012, the Company has advanced $970,000 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico, and has paid $13,055 in expenses on behalf of Golden Anvil, which is included in the total Loan amount of $983,055. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 31, 2013	April 30, 2012
Process, lab and office equipment	$680,042	$680,042
Site equipment	179,269	179,269
Total property and equipment	859,311	859,311
Less: accumulated depreciation	(595,465)	(517,515)
	$263,846	$341,796

Depreciation expense was $77,950 and $54,360 for the nine months ended January 31, 2013 and 2012, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. During the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. In November 2013, the Company determined that the Intellectual Property was not commercial viable and deemed the remaining $150,000 of intellectual property fully impaired and expensed it accordingly.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

5.	MINERAL PROPERTIES

As of January 31, 2013 and April 30 2012, mineral properties totaled $25,000 and $63,710, respectively. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty- four (24) mining claims, located south of Searchlight, Nevada in the Piute Valley, with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims. The transaction was valued at an agreed upon price of $10,500. Each mining claim is comprised of 160 acres. In August 2008 the Company did not pay the renewal fee on four (4) of the mining claims after confirming title to the claims were void due to not being properly located and being subject to prior segregation. On November 28, 2011 the Company executed a quitclaim deed and agreement acquiring the other 12.5% interest in the twenty (20) remaining mining claims. On January 28, 2012, the fifth anniversary, the Company approved the issuance of 350,000 shares to maintain the option to acquire 100% legal interest in the remaining twenty (20) mining claims. The shares were valued at the market price on the date of issuance. Through July 2012, the mineral properties consisted of twenty-one (21) mining claims.

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

As of January 31, 2013 and April 30, 2012, accounts payable – related parties consisted of $195,000 and $150,000, respectively, due to directors and officers of the Company for consulting fees, and $237,516, respectively, for the acquisition of an extraction processing system in January 2012.

7.	NOTES PAYABLE

As of January 31, 2013 and April 30, 2012, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2013. The note payable bears 6% interest annually. As of January 31, 2013 and April 30, 2012, accrued interest on the note payable was $16,158 and $13,858, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

8.	LOANS PAYABLE

As of January 31, 2013 and April 30, 2012, loans payable of $248,030 and $100,000, respectively, consist of borrowings payable to unrelated third parties.

On August 7, 2012, the Company entered into a verbal loan agreement for $98,030. The loan bears 12% interest annually, is unsecured, and is due on demand. As of January 31, 2013, accrued interest on the loan payable was $5,784.

The other $150,000 loan bears zero percent interest, is unsecured, and is due on demand.

9.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of January 31, 2013 and April 30, 2012, loans payable – related parties of $684,808 and $263,190, respectively, mainly consist of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of January 31, 2013 and April 30, 2012, accrued interest – related party was $45,284 and $6,778, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing, plant equipment and plant facilities. Future minimum lease payments under noncancellable operating leases as of January 31, 2013 are as follows:

Fiscal year ending April 30, 2013	$32,529
Fiscal year ending April 30, 2014	$79,472
Fiscal year ending April 30, 2015	$63,500
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Thereafter	$21,008

Lease expense was $196,480 and $164,656 for the nine months ended January 31, 2013 and 2012, respectively.

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2013 and April 30, 2012, there were 185,593,141 and 185,493,141, respectively, shares of common stock outstanding and zero shares of preferred stock outstanding.

On November 20, 2012, we issued 100,000 units (each a “Unit”) to a consultant at a deemed price of $0.05 per Unit in satisfaction of $5,000 debt. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance.

Extension of Warrants – On January 17, 2013, we extended the expiration dates of the following warrants:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2013
(Unaudited)

(i)

22,476,840 warrants previously issued on February 24 2009, from the current expiration date, February 23, 2013 to February 23, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

(ii)

11,455,500 warrants previously issued on January 31, 2010, from the current expiration date, January 31, 2013 to January 31, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

(iii)

32,070,000 warrants previously issued on January 18, 2011, from the current expiration date, January 17, 2013 to January 17, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

The Company did not recognize a financial statement impact from these extensions.

12.	RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2013, the Company incurred $158,000 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

During the nine months ended January 31, 2012, the Company incurred $236,799 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

During the period from inception (December 14, 2005) through January 31, 2013, the Company incurred $1,935,965 in consulting fees expense from companies with a common director or officer, $210,000 in compensation expense for the issuance of common stock to directors and officers of the Company, and $3,329,178 in compensation expense for the issuance of stock options to directors and officers of the Company.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially extract and refine precious metals from our own and others mineralized materials; (ii) use our leaching process (Cholla) to recover precious metals from specific ore bearing materials; and (iii) joint venture, acquire and develop mining projects in North America.

We are focusing our business on commercially processing specific fly ash and other mineable materials, using a leach process that exposes extractable gold (the “Cholla Process”) at our processing and refining plant located in Scottsdale, Arizona (the “Scottsdale Facility”). In November 2012, we temporarily shut down our Phoenix Facility until the required funding is received to continue that operation.

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

In August 2012, we did not pay the renewal fee on our interest a gold project that consisted of a mineral lease covering 20.61 acres of patented claims and an option to acquire a 100% interest in 20 unpatented claims located near the mineral lease.

We are actively seeking to enter into joint ventures with third parties who have legal rights to fly ash resources, including landfills/monofills. There are no assurances that we will be able to commercially extract precious metals from fly ash or other mineable ores using our Cholla process or that we will be able to enter into joint ventures for the exploration and development of additional mining projects.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended October 31, 2012:

Extension of Warrants

On January 17, 2013, we extended the expiration dates of the following warrants:

(i)

22,476,840 warrants previously issued on February 24 2009, from an expiration date of February 23, 2013 to February 23, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

(ii)

11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 31, 2013 to January 31, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

(iii)

32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2013 to January 17, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue	$-	$5,400	(100.0)%	$-	$45,726	(100.0)%
Expenses	(336,742)	(473,382)	(28.9)%	(1,011,068)	(1,332,054)	(24.1)%
Other items	(19,312)	(767)	2417.9%	(48,510)	(12,153)	299.2%
Net loss	$(356,054)	$(468,749)	(24.0)%	$(1,059,578)	$(1,286,328)	(18.4)%

Revenues

During the nine months ended January 31, 2012, we earned revenues of $45,726 and we earned no revenues during the nine months ended January 31, 2013. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January	January 31,	Increase /
	2013	2012	(Decrease)	31, 2013	2012	(Decrease)
Mineral exploration and evaluation expenses	$91,672	$335,783	(72.7)%	$485,849	$940,132	(48.9)%
General and administrative	70,948	114,469	(38.0)%	260,482	337,562	(22.8)%
Depreciation and amortization	26,045	23,130	12.6%	77,950	54,360	43.4%
Impairment of mineral claims	(310)	-	100.0%	38,400	-	100.0%
Impairment of intellectual property	150,000	-	100.0%	150,000	-	100.0%
Settlement of accounts payable	(1,613)	-	100.0%	(1,613)	-	100.0%
Total operating expenses	$336,742	$473,382	(28.9)%	$1,011,068	$1,332,054	(24.1)%

Our operating expenses decreased for the three and nine months ended January 31, 2013 as compared to our operating expenses for the three and nine months ended January 31, 2012. The decrease in our operating expenses primarily relates to a decrease in mineral exploration and evaluation expenses, and general and administrative expenses. The decrease was partially offset by an impairment of intellectual property and mineral claims.

Mineral exploration and evaluation expenses primarily consisted of rent, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The decrease in mineral exploration and evaluation expenses in fiscal 2013 was primarily due to a decrease in consulting fees, contract labor and extraction processing costs due to reduced activities at our Phoenix and Scottsdale Facilities. In November 2012, we temporarily shut down our Phoenix Facility until the required funding is received to continue that operation.

Impairment of mineral claims relates to our decision not to renew the BLM Claims. Impairment of intellectual property relates to the impairment of our thiourea lixiviation technology.

Our general and administrative expenses primarily consisted of: (i) monthly consulting fees accrued for our Chief Executive Officer, Mr. Matheson and paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and accounting fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2013	At April 30, 2012	Increase / (Decrease)
Current assets	$34,867	$85,209	(59.1)%
Current liabilities	(1,594,614)	(896,348)	77.9%
Working capital deficit	$(1,559,747)	$(811,139)	92.3%

Cash Flows
	Nine Months Ended
	January 31, 2013	January 31, 2012
Net cash used in operating activities	$(633,864)	$(1,173,039)
Net cash used in investing activities	310	(114,407)
Net cash provided by financing activities	569,648	1,289,961
Net increase (decrease) in cash during period	$(63,906)	$2,515

As of January 31, 2013, we had a working capital deficit of $1,559,747 as compared to a working capital deficit of $811,139 as of April 30, 2012. The increase in our working capital deficit is primarily due to a decrease in cash and increases in accounts payable, accounts payable – related parties, accrued interest – related parties, loans payable and loans payable – related parties.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2012, filed with the SEC on July 30, 2012.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 31, 2013, we had cash on hand of $6,772 and accumulated net loss of $14,090,400 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Phoenix Facility and Scottsdale Facility, the entry into the proposed Joint Venture with Golden Anvil, and the exploration and development of our Piute Valley Property. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we temporarily shut down our Phoenix Facility until the required funding is received to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

Because we are an exploration stage company, we face a high risk of business failure.

Our previously earned revenues, although minimal, from the processing of ore at our Phoenix and Scottsdale Facilities. In November 2012, we temporarily shut down our Phoenix Facility until the required funding is received to continue that operation. Our primary business activities have involved the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning significant revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses prior to realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the operation of our Scottsdale Facility or the exploration and development of our mineral property and the production of minerals thereon, if any, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Under the terms of the Memorandum of Understanding with Golden Anvil, we loaned Golden Anvil a total of $983,055 bearing interest at a rate of 18% per annum. There is no assurance that Golden Anvil will complete a transaction for the sale of its assets and repay all or any of our loan.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 20, 2012, we issued 100,000 units (each a “Unit”) a price of $0.05 per Unit to one subscriber. Each unit consists of one share of our common stock and one share purchase warrant with each warrant entitling the holder to purchase one additional share of our common stock at a price of $0.10 for a period of two years from the date of issuance. The Units were issued pursuant to Rule 506 Regulation D of the United States Securities Act of 1933, as amended (the “Act”). The subscriber represented that he was an “accredited investor” as defined in Regulation D of the Act.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            MINE SAFETY DISCLOSURES.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)

3.1	Articles of Incorporation. (1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)

3.3	Bylaws. (1)

3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)

4.1	Form of Share Certificate. (1)

10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)

10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)

10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)

10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)

10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)

10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)

10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)

10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits

10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)

10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)

10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)

10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)

10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)

10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)

10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)

10.16	Residential Lease Agreement of La Cienega Office. (5)

10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.18	2008 Stock Incentive Plan. (6)

10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)

10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)

10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)

10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)

10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)

10.24	2009 Stock Incentive Plan. (10)

10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)

10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)

10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)

10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)

10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)

10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)

10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)

10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)

10.34	2010 Stock Incentive Plan. (17)

10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)

10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)

Exhibit
Number	Description of Exhibits

10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)

10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)

10.39	2011 Stock Incentive Plan.(20)

10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)

10.41	Form of Compensation Stock Award Agreement.(22)

10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)

10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)

10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)

14.1	Code of Ethics. (3)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.

(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date: March 18, 2013	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2013	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)