Form 10-K
period 2013-04-30
ROYAL MINES & MINERALS CORP
filed 2013-07-31
CIK 1371424

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013 or

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
[ ]Yes  [ x ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ]Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ x ]Yes  [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).[ ] Yes    [ x ]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $673,710 as of October 31, 2012, based on the price at which the common equity was last sold on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 26, 2013, the Registrant had 185,593,141 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2013

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

We are focusing our business on commercially processing specific fly ash and other mineable materials, using a leach process that exposes extractable gold (the “Cholla Process”) at our processing and refining plant located in Scottsdale, Arizona (the “Scottsdale Facility”). In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended January 31, 2013:

Adoption of 2013 Stock Incentive Plan

On June 20, 2013, the Board of Directors of the Company adopted the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). The purpose of the 2013 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company (“Participants”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company's growth and success, and to encourage them to remain in the service of the Company.

Extension of Warrants

On July 2, 2013, we extended the expiration dates of the following warrants:

(i)

23,020,000 warrants previously issued on July 13, 2011 with an original expiration date of July 12, 2013, have been extended to July 12, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

(ii)

1,000,000 warrants previously issued on September 26, 2011, with an original expiration date of September 25, 2013, have been extended to September 25, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

Facilities and Technologies

Our Phoenix Facility is an industrial building of approximately 9,800 square feet located in Phoenix, Arizona. The Phoenix Facility is designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 4 tons of fly ash per day. In our Phoenix Facility we utilize our Cholla Process and our Lixiviation Technology, being a closed loop, zero liquid discharge, leach extraction process. Below is a diagram of a 2 ton per hour processing circuit. The circuit at our Phoenix Facility is smaller in size. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. Our lease on the Phoenix Facility expires in August 2013 and we do not plan to renew that lease.

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

Concurrent with the acquisition of the Lixiviation Technology and the Phoenix Facility, we entered into an Employment Agreement dated April 2, 2007 (the “Employment Agreement”) with Robert H. Gunnison whereby Mr. Gunnison agreed to act as our Production Manager commencing on April 2, 2008. In consideration of Mr. Gunnison’s services, we paid Mr. Gunnison a salary of $120,000 per annum. Mr. Gunnison left as Production Manager in January 2012, but assists us on a consulting basis.

On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval. On July 22, 2010 and July 7, 2011, we entered into a payment extension with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2011 and June 30, 2012, respectively. In consideration of the extension, we agreed to extend the accrual of interest at 6% per annum on the balance owing to New Verde. As of the date of this filing the deadline has been extended to June 30, 2014.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2013, we spent approximately $589,970 on mineral exploration and evaluation costs. During our fiscal year ended April 30, 2012, we spent approximately $1,216,280 on mineral exploration and evaluation costs.

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

As of April 30, 2013, we had cash on hand of $13,706 and accumulated net loss of $14,349,833 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility, and the entry into the proposed Joint Venture with Golden Anvil. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

Because we are an exploration stage company, we face a high risk of business failure.

We have earned minimal revenues from the processing of ore at our Phoenix and Scottsdale Facilities. Our primary business activities have involved the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Our principal office is at 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $850 per month. We entered into a lease agreement through December 31, 2013, and thereafter the lease shall continue on a month-to-month basis.

We also rent premises located at 7815 E. Thunderbird Rd., Scottsdale, AZ 85260, for use as corporate housing, at a cost of $2,600 per month. We entered into a lease with respect to this premises which expires May 31, 2014.

We also lease our Phoenix Facility located at 2344 North 33rd Avenue, Phoenix, AZ 85009. The Phoenix Facility is leased pursuant to a Lease Agreement dated June 6, 2007 among ourselves, McKendry Enterprises Inc. and Profit Sharing Plan and Retirement Trust at a cost of $5,636 per month. The Phoenix Pilot Production Facility consists of an industrial building of approximately 9,809 square feet located on approximately 24,559 square feet of land. This lease agreement expired on June 30, 2010. On November 20, 2009 we extended the term of our lease to August 31, 2013.

We also lease our Scottsdale Facility located at 14325 N. 79th St., Scottsdale, AZ 85260. The Scottsdale Facility is leased pursuant to a Lease Agreement dated June 6, 2011 with Cimarron Industrial Partners, LLC at a cost of $3,486 per month. The Scottsdale Facility consists of office and warehouse space of approximately 4,550 square feet. This lease agreement is month-to-month.

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

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low prices of the common shares obtained during the periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter ended July 31	$0.04	$0.02	$0.08	$0.06
Second Quarter ended October 31	$0.04	$0.00	$0.08	$0.02
Third Quarter ended January 31	$0.02	$0.00	$0.06	$0.02
Fourth Quarter ended April 30	$0.01	$0.00	$0.05	$0.03

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 26, 2013, there were 124 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2013 have been reported by us in our Quarterly Reports and our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Summary of Year End Results

	Years Ended April 30,		Percentage
	2013	2012	Increase / (Decrease)
Revenue	$-	$49,231	(100.0)%
Operating Expenses	(1,239,454)	(1,777,272)	(30.3)%
Other Items	(79,557)	(15,807)	403.3%
Net Loss	$(1,319,011)	$(1,743,848)	(24.4)%

Revenues

During the year ended April 30, 2013, we earned no revenues. During the year ended April 30, 2012 we earned revenues of $49,231. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Operating Expenses

The major components of our operating expenses for the years ended April 30, 2013 and 2012 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2013	April 30, 2012	(Decrease)
Mineral exploration and evaluation expenses	$584,970	$1,095,280	(46.6)%
Mineral exploration and evaluation expenses – related party	5,000	121,000	(95.9)%
General and administrative	127,161	279,890	(54.6)%
General and administrative – related party	204,000	196,799	(47.2)%
Depreciation and amortization	103,995	84,303	23.4%
Impairment of mineral properties	63,400	-	100.0%
Impairment of intellectual property	150,000	-	100.0%
Bad debt expense	14,041	-	100.0%
Gain on settlement of accounts payable	(1,613)	-	(100.0)%
Gain on sale of fixed asset	(11,500)	-	100.0%
Total Expenses	$1,239,454	$1,777,272	(30.3)%

Our operating expenses for the year ended April 30, 2013 decreased as compared to the year ended April 30, 2012. The decrease in our operating expenses primarily relates to a decrease in mineral exploration and evaluation expenses, and general and administrative expenses. The decrease was partially offset by the recording of bad debt, impairments of intellectual property and mineral claims and the recording of a gain from the sale of a fixed asset.

Mineral exploration and evaluation expenses primarily consisted of rent, leased equipment, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The decrease in mineral exploration and evaluation expenses in fiscal 2013 was primarily due to a decrease in consulting fees, contract labor and extraction processing costs due to reduced activities at our Phoenix and Scottsdale Facilities. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation.

Impairment of mineral claims relates to our decision not to renew the Smith Lease and BLM Claims. Impairment of intellectual property relates to the impairment of our thiourea lixiviation technology.

Our general and administrative expenses primarily consisted of: (i) monthly consulting fees accrued for our Chief Executive Officer, Mr. Matheson and paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Years Ended April 30
	2013	2012
Net Cash used in Operating Activities	$(751,499)	$(1,495,871)
Net Cash used in Investing Activities	11,810	(114,407)
Net Cash Provided by Financing Activities	682,717	1,663,151
Net Increase (Decrease) in Cash During Period	$(56,972)	$52,873

Working Capital
			Percentage
	At April 30, 2013	At April 30, 2012	Increase / (Decrease)
Current Assets	$25,243	$85,209	(70.4)%
Current Liabilities	(1,731,745)	(896,348)	104.6%
Working Capital Deficit	$(1,706,502)	$(811,139)	124.2%

As at April 30, 2013, we had a working capital deficit of $1,706,502 as compared to a working capital deficit of $811,139 as at our year ended April 30, 2012. The increase in our working capital deficit is primarily due to an increase in loans payable and loans payable – related parties.

Financing Requirements

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned mining, development, and exploration activities.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (De Joya Griffith, LLC);

2.	Audited Financial Statements for the Years Ended April 30, 2013 and 2012, including:

3.	Balance Sheets at April 30, 2013 and 2012;

4.	Statements of Operations for the years ended April 30, 2013 and 2012 and for the period from Inception (December 14, 2005) to April 30, 2013;

5.	Statement of Stockholders’ Equity (Deficit) for the period from Inception (December 14, 2005) to April 30, 2013;

6.	Statements of Cash Flows for the years ended April 30, 2013 and 2012 and for the period from Inception (December 14, 2005) to April 30, 2013; and

7.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Royal Mines and Minerals Corp.

We have audited the accompanying balance sheets of Royal Mines and Minerals Corp. (An Exploration Stage Company) (the “Company”) as of April 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the each of years in the two-year period ended April 30, 2013 and for the period from inception (December 14, 2005) through April 30, 2013. Royal Mines and Minerals Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp. as of April 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2013 and for the period from inception (December 14, 2005) through April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 26, 2013

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	April 30, 2013	April 30, 2012

ASSETS

Current assets
Cash and cash equivalents	$13,706	$70,678
Prepaid expenses	10,500	11,716
Other current assets	1,037	2,815
Total current assets	25,243	85,209

Non-current assets
Loan receivable	983,055	983,055
Property and equipment, net	237,801	341,796
Intellectual property, net	-	150,000
Mineral properties	-	63,710
Other assets	10,985	27,737
Total non-current assets	1,231,841	1,566,298

Total assets	$1,257,084	$1,651,507

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$140,669	$70,006
Accounts payable - related parties	447,516	387,516
Accrued liabilities	-	5,000
Accrued interest	34,259	13,858
Accrued interest - related parties	63,394	6,778
Loans payable	248,030	100,000
Loans payable - related parties	797,877	263,190
Total current liabilities	1,731,745	846,348

Notes payable	50,000	50,000
Deferred rent	35,804	-
Total non-current liabilities	85,804	50,000

Total liabilities	1,817,549	896,348

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,593,141 and 185,493,141 shares issued and outstanding, respectively	185,593	185,493
Additional paid-in capital	13,603,775	13,600,488
Accumulated deficit during exploration stage	(14,349,833)	(13,030,822)
Total stockholders' equity (deficit)	(560,465)	755,159

Total liabilities and stockholders' equity (deficit)	$1,257,084	$1,651,507

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Years Ended		Through
	April 30, 2013	April 30, 2012	April 30, 2013

Revenue	$-	$49,231	$138,537

Operating expenses:
Mineral exploration and evaluation expenses	584,970	1,095,280	4,722,538
Mineral exploration and evaluation expenses - related parties	5,000	121,000	824,500
General and administrative	127,161	279,890	3,177,886
General and administrative - related parties	204,000	196,799	4,701,643
Depreciation and amortization	103,995	84,303	621,510
Impairment of mineral properties	63,400	-	63,400
Impairment of intellectual property	150,000	-	200,000
Bad debt expense	14,041	-	14,041
Gain on sale of fixed asset	(11,500)		(11,500)
Gain on settlement of accounts payable	(1,613)	-	(1,613)

Total operating expenses	1,239,454	1,777,272	14,312,405

Loss from operations	(1,239,454)	(1,728,041)	(14,173,868)

Other income (expense):
Interest and other income	-	160	103,826
Interest expense	(79,557)	(15,967)	(279,791)

Total other income (expense)	(79,557)	(15,807)	(175,965)

Net loss	$(1,319,011)	$(1,743,848)	$(14,349,833)

Net loss per common share - basic	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	185,537,251	170,743,450

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

						Accumulated
						Deficit During	Total
	Preferred Stock		Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Balance, December 14, 2005	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	-	-	1,000	1	-	-	1
Net loss	-	-	-	-	-	(174,500)	(174,500)
Balance, April 30, 2006	-	-	1,000	1	-	(174,500)	(174,499)
Issuance of common stock for cash, $0.001 per share	-	-	12,500,000	12,500	-	-	12,500
Issuance of common stock for cash, $0.01 per share	-	-	7,800,000	7,800	70,200	-	78,000
Issuance of common stock for mineral property options, $0.01 per share	-	-	1,050,000	1,050	9,450	-	10,500
Issuance of common stock for cash, $0.10 per share	-	-	1,250,000	1,250	123,750	-	125,000
Issuance of common stock for cash, Reg. S - Private Placement, $0.10 per share	-	-	1,800,000	1,800	178,200	-	180,000
Issuance of common stock in acquisition of intellectual property and equipment, $0.10 per share	-	-	2,000,000	2,000	198,000	-	200,000
Net loss	-	-	-	-	-	(517,768)	(517,768)
Balance, April 30, 2007	-	-	26,401,000	26,401	579,600	(692,268)	(86,267)
Issuance of common stock for cash and subscriptions received, Reg. S - Private Placement, $0.25 per share	-	-	2,482,326	2,482	618,100	-	620,582
Issuance of common stock for cash, Reg. D - Private Placement, $0.25 per share	-	-	3,300,000	3,300	821,700	-	825,000
Issuance of common stock in reverse acquisition of Centrus Ventures Inc.	-	-	13,968,926	13,969	(77,164)	-	(63,195)
Issuance of stock options for 4,340,000 shares of common stock to three officers and five consultants.	-	-	-	-	3,583,702	-	3,583,702
Net loss	-	-	-	-	-	(5,256,444)	(5,256,444)
Balance, April 30, 2008	-	-	46,152,252	46,152	5,525,938	(5,948,712)	(376,622)
Issuace of common stock for cash, Reg. S - Private Placement, $0.50 per share; with attached warrants exercisable at $0.75 per share	-	-	200,000	200	99,800	-	100,000
Issuance of common stock in satisfaction of debt, $0.30 per share, with attached warrants exercisable at $0.50 per share.	-	-	450,760	451	134,777	-	135,228
Issuance of stock options for 5,000,000 shares of common stock to two officers and nine consultants.	-	-	-	-	342,550	-	342,550
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	9,140,000	9,140	447,860	-	457,000
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	12,400,000	12,400	607,600	-	620,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	1,336,840	1,337	65,505	-	66,842
Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	-	-	3,000,000	3,000	117,000	-	120,000
Net loss	-	-	-	-	-	(1,717,000)	(1,717,000)
Balance, April 30, 2009	-	-	72,679,852	72,680	7,341,030	(7,665,712)	(252,002)

The accompanying notes are an integral part of these financials statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	-	-	2,000,000	2,000	98,000	-	100,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	500,000	500	24,500	-	25,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	-	-	295,000	295	29,205	-	29,500
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	-	-	750,000	750	36,750	-	37,500
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	-	-	1,500,000	1,500	-	-	1,500
Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	-	-	3,500,000	3,500	346,500	-	350,000
Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	-	-	391,478	-	391,478
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	-	-	900,000	900	44,100	-	45,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	19,400,000	19,400	950,600	-	970,000
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	8,280,000	8,280	405,720	-	414,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	1,775,500	1,775	87,000	-	88,775
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	-	-	100,000	100	4,900	-	5,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	-	-	105,000	105	10,395	-	10,500
Net loss	-	-	-	-	-	(1,929,128)	(1,929,128)
Balance, April 30, 2010	-	-	111,785,352	111,785	9,770,178	(9,594,840)	287,123
Issuance of stock options for 6,000,000 shares of common stock to three directors and eight consultants.	-	-	-	-	178,159	-	178,159
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	-	-	1,700,000	1,700	83,300	-	85,000
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	-	-	1,950,000	1,950	95,550	-	97,500
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	17,020,000	17,020	833,980	-	851,000
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	13,100,000	13,100	641,900	-	655,000
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	-	-	315,000	315	15,435	-	15,750
Issuance of common stock to two officers and three consultants as as compensation for services previously provided.	-	-	2,550,000	2,550	124,950	-	127,500
Net loss	-	-	-	-	-	(1,692,134)	(1,692,134)
Balance, April 30, 2011	-	-	148,420,352	148,420	11,743,452	(11,286,974)	604,898

The accompanying notes are an integral part of these financials statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	10,000,000	10,000	490,000	-	500,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	10,340,000	10,340	506,660	-	517,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	2,680,000	2,680	131,320	-	134,000
Issuance of warrants for 1,030,000 shares of common stock to one consultant pursuant to terms of consulting agreement.	-	-	-	-	42,073	-	42,073
Issuance of common stock to one consultant as compensation pursuant to terms of consulting agreement.	-	-	320,000	320	15,680	-	16,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	1,000,000	1,000	49,000	-	50,000
Issuance of common stock for mineral property options, $0.04 per share.	-	-	350,000	350	13,650	-	14,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	9,000,000	9,000	441,000	-	450,000
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	2,742,789	2,743	134,397	-	137,140
Issuance of common stock to one consultant as compensation pursuant to terms of consulting agreement.	-	-	640,000	640	21,760	-	22,400
Issuance of warrants for 300,000 shares of common stock to one vendor for services provided.	-	-	-	-	11,496	-	11,496
Net loss	-	-	-	-	-	(1,743,848)	(1,743,848)
Balance, April 30, 2012	-	-	185,493,141	185,493	13,600,488	(13,030,822)	755,159
Issuance of common stock in satisfaction of debt, $0.02 per share, with attached warrants exercisable at $0.10 per share.	-	-	100,000	100	1,900	-	2,000
Issuance of warrants exercisable at $0.10 per share for 100,000 shares of common stock in satisfaction of debt.	-	-	-	-	1,387	-	1,387
Net loss	-	-	-	-	-	(1,319,011)	(1,319,011)
Balance, April 30, 2013	-	$-	185,593,141	$185,593	$13,603,775	$(14,349,833)	$(560,465)

The accompanying notes are an integral part of these financials statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Years Ended		Through
	April 30, 2013	April 30, 2012	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,319,011)	$(1,743,848)	$(14,349,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,995	84,303	621,510
Impairment of mineral properties	63,400	-	63,400
Impairment of intellectual property	150,000	-	200,000
Stock-based expenses	-	86,408	1,299,369
Stock-based expenses - related parties	-	-	3,539,178
Allowance for bad debt	14,041	-	14,041
Gain on sale of fixed asset	(11,500)	-	(11,500)
Gain on settlement of accounts payable	(1,613)	-	(1,613)
Changes in operating assets and liabilities:
Prepaid expenses	1,216	10,759	2,061
Other assets	4,489	(22,202)	(26,063)
Accounts payable	75,663	5,844	651,033
Accounts payable - related parties	60,000	85,000	381,890
Accrued liabilities	(5,000)	(17,000)	(9,127)
Accrued interest	20,401	3,050	34,259
Accrued interest - related parties	56,616	11,815	232,638
Deferred rent	35,804	-	35,804

Net cash used in operating activities	(751,499)	(1,495,871)	(7,322,953)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	-	(83,055)	(983,055)
Cash paid on mineral property claims	310	(7,110)	(38,900)
Cash acquired on reverse merger	-	-	2,306
Proceeds from sale of fixed assets	11,500	-	11,500
Purchase of fixed assets	-	(24,242)	(621,795)

Net cash provided by (used in) investing activities	11,810	(114,407)	(1,629,944)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	637,140	4,105,721
Proceeds on borrowings	148,030	100,000	248,030
Proceeds on borrowings - related parties	534,687	926,011	4,612,852

Net cash provided by financing activities	682,717	1,663,151	8,966,603

NET CHANGE IN CASH	(56,972)	52,873	13,706

CASH AT BEGINNING OF PERIOD	70,678	17,805	-

CASH AT END OF PERIOD	$13,706	$70,678	$13,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,540	$1,005	$8,951
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$14,000	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock and warrants issued in satisfaction of accounts payable	$(3,387)	$-	$(224,004)
Stock issued in satisfaction of accounts payable - related parties	$-	$-	$(365,228)
Stock issued in safisfaction of accrued interest - related parties	$-	$(134,000)	$(134,000)
Stock issued in satisfaction of accrued liabilities	$-	$(50,000)	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans made to the Company	$-	$(967,000)	$(3,858,000)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
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

Going Concern - As of April 30, 2013, the Company has incurred cumulative net losses of $14,349,833 from operations and has negative working capital of $1,756,502. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

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

Fair Value - ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data of the fair value of the assets or liabilities.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company's financial instruments consist of cash, prepaid expenses, other assets, accounts payable, accrued liabilities, and loans payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
APRIL 30, 2013 AND 2012
(AUDITED)

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

Exploration Costs – Exploration costs incurred in locating areas of potential mineralization or evaluating properties or working interests with specific areas of potential mineralization are expensed as incurred. Development costs of proven mining properties not yet producing are capitalized at cost and classified as capitalized exploration costs under property, plant and equipment. Property holding costs are charged to operations during the period if no significant exploration or development activities are being conducted on the related properties. Upon commencement of production, capitalized exploration and development costs would be amortized based on the estimated proven and probable reserves benefited. Properties determined to be impaired or that are abandoned are written-down to the estimated fair value. Carrying values do not necessarily reflect present or future values.

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. As of April 30, 2013, the Company did not pay the renewal fee on the 20 acre claim and the BLM claims due in August 2012 and allowed those claims to lapse. The Company has recognized an impairment expense of $63,400 for the year ended April 30, 2013.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

Accounts Receivable - Accounts receivable are comprised of other receivables, which do not bear interest and are recorded at cost. The Company extends credit to its consultants, which receivables can be offset against commissions payable to the respective consultants.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of April 30, 2013 and 2012, the Company has recorded an allowance for doubtful account of $14,041and $0, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on April 30, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 109,195,129 and 109,095,129, respectively.

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
APRIL 30, 2013 AND 2012
(AUDITED)

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

2.	LOAN RECEIVABLE

As of April 30, 2013 and April 30, 2012, the Company has advanced $970,000 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico, and has paid $13,055 in expenses on behalf of Golden Anvil, which is included in the total loan amount of $983,055. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

Under the terms of the Memorandum of Understanding, the Company and Golden Anvil formed a Nevada corporation called Golden Anvil Inc. (the “Joint Venture Company”) and planned to contribute funding to the Joint Venture Company totaling $3,000,000 (the “Funding Amount”), including the amount of the first $600,000 Loan included in the above totals. Upon the Company providing the Funding Amount, Golden Anvil would transfer 100% of the Golden Anvil Mine and the Processing Plant (the “Golden Anvil Assets”) to the Joint Venture Company. The additional $2,400,000 is to be funded as follows:

(a)	$300,000 within 45 days of the date of the Memorandum of Understanding (which has been paid); and

(b)

The balance of $2,100,000 within 180 days of the date that Golden Anvil delivers to the Phoenix Plant the first 20 tons of concentrate generated from the Processing Plant, which the Company has yet to receive.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

If the Company is able to complete the funding, of which there is no assurance, and Golden Anvil transfers the assets in the Joint Venture Company, the Joint Venture Company will be owned 50% by the Company and 50% by Golden Anvil.

In the event that the Company is unable to raise the Funding Amount in the time required, the Company will forfeit its right to proceed with the Joint Venture and the Loan will be payable in 12 months with interest at 18% from the dates of advancement and secured by the Golden Anvil Assets. The Loan will be paid with the net profits of Golden Anvil. Any net profit earned by Golden Anvil will be credited to the earned interest first.

Currently, Golden Anvil plans to sell the Golden Anvil Assets to a Capital Pool Company on the Toronto Stock Exchange (the “TSX Entity”) pursuant to a proposed qualifying transaction (the “Qualifying Transaction”). The Company is in the process of negotiating a debt settlement with Golden Anvil, to be completed in conjunction with the Qualifying Transaction. Although there is no assurance that the Qualifying Transaction will be completed or that the Company will be able to complete a debt settlement with Golden Anvil, the Company does not believe an allowance for uncollectible loan receivable is justified at this time.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2013	April 30, 2012
Process, lab and office equipment	$680,042	$680,042
Site equipment	167,769	179,269
Total property and equipment	847,811	859,311
Less: accumulated depreciation	(610,010)	(517,515)
	$237,801	$341,796

Depreciation expense was $103,995 and $84,303 for the years ended April 30, 2013 and 2012, respectively.

4.	INTELLECTUAL PROPERTY

On April 2, 2007 the Company entered into a Technology and Asset Purchase Agreement (“NVRM Agreement”) with Robert H. Gunnison and New Verde River Mining Co. Inc. (“NVRM”), whereby the Company acquired equipment and the technology for lixiviation of metals from ore utilizing thiourea stabilization (“Intellectual Property”). The equipment and intellectual property were acquired with the issuance of 2,000,000 shares of the Company’s $0.10 per share common stock and a future cash payment of $300,000, for a purchase price of $500,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The intellectual property was valued at $200,000. For the year ended April 30, 2010, the intellectual property was deemed impaired by $50,000 and expensed accordingly. For the year ended April 30, 2013, the Company determined that the intellectual property was not commercially viable and deemed the remaining $150,000 of intellectual property fully impaired and expensed it accordingly.

5.	MINERAL PROPERTIES

As of April 30, 2013 and April 30 2012, mineral properties totaled $0 and $63,710, respectively. On January 28, 2007, the Company entered into mineral option agreements to acquire an 87.5% interest in twenty-four (24) mining claims with the issuance of 1,050,000 shares of the Company’s common stock on the date of signing of the option agreement, with the provision that the Company issue an additional 420,000 and 210,000 shares on the fifth anniversary and tenth anniversary, respectively, of the signing of the option agreement if the Company wishes to acquire legal interest to the mining claims.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

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

In August 2012, the Company did not pay the renewal fee on the twenty (20) mining claims leased from the BLM and did not pay the rental fee on the one (1) mining claim in Searchlight, Nevada, and does not plan to renew or continue exploration on those claims, and therefore expensed those capitalized mineral properties in accordance with ASC 360-10-35-17 totaling $63,400.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of April 30, 2013 and April 30, 2012, accounts payable – related parties consisted of $210,000 and $150,000, respectively, due to directors and officers of the Company for consulting fees, and $237,516 for the acquisition of an extraction processing system in January 2012.

7.	NOTES PAYABLE

As of April 30, 2013 and April 30, 2012, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2014. The note payable bears 6% interest annually.

8.	LOANS PAYABLE

As of April 30, 2013 and April 30, 2012, loans payable of $248,030 and $100,000, respectively, consist of borrowings payable to two unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

9.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of April 30, 2013 and April 30, 2012, loans payable – related parties of $797,877 and $263,190, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of April 30, 2013 and April 30, 2012, accrued interest – related party was $63,394 and $6,778, respectively.

On July 13, 2011, 10,340,000 shares were issued in satisfaction of $517,000 of loans payable – related parties and 2,680,000 shares were issued in satisfaction of $134,000 of accrued interest- related parties.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

On January 30, 2012, 9,000,000 shares were issued in satisfaction of $450,000 of loans payable – related party.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of April 30, 2013 are as follows:

Fiscal year ending April 30, 2014	$114,872
Fiscal year ending April 30, 2015	$66,100
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008
Thereafter	$21,008

Lease expense was $247,701 and $196,924 for the years ended April 30, 2013 and 2012, respectively.

Legal proceedings – The Company is not a party to any legal proceeding and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2013 and April 30, 2012, there were 185,593,141 and 185,493,141 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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
APRIL 30, 2013 AND 2012
(AUDITED)

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
APRIL 30, 2013 AND 2012
(AUDITED)

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
APRIL 30, 2013 AND 2012
(AUDITED)

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

The fair value of these warrants was estimated at the date of issuance, February 24, 2012, using the Black- Scholes Option Pricing Model with the current value of the stock on the issuance date at $0.04; dividend yield of 0%; risk-free interest rate of 1.25%; volatility rate of 273%; and expiration date of October 31, 2014. The value of the 300,000 warrants was determined to be $11,496.

jj)

On November 20, 2012, the Company issued 100,000 warrants and 100,000 units (each a “Unit”) to a consultant at a fair market value of $0.02 per Unit in satisfaction of $5,000 debt. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance.

The fair value of the 100,000 warrants was estimated at the date of issuance, November 20, 2012, using the Black- Scholes Option Pricing Model with the current value of the stock on the issuance date at $0.02; dividend yield of 0%; risk-free interest rate of 0.27%; volatility rate of 208%; and expiration date of November 20, 2014. The value of the 100,000 warrants was determined to be $1,387. The Company recognized a gain on settlement of accounts payable of $1,613.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

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
APRIL 30, 2013 AND 2012
(AUDITED)

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

The following is a summary of option activity during the years ended April 30, 2013 and 2012:

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2011	12,000,000	$0.04

Options granted and assumed	-	0.00
Options expired	(6,000,000)	0.05
Options exercised	-	0.00
Balance, April 30, 2012	6,000,000	0.02

Options granted and assumed	-	0.00
Options expired	-	0.00
Options exercised	-	0.00
Balance, April 30, 2013	6,000,000	$0.02

As of April 30, 2013, 6,000,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the years ended April 30, 2013 and 2012:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2011	90,317,340	$0.10

Warrants granted and assumed	32,385,000	0.10
Warrants canceled	(18,000,000)	0.10
Warrants expired	(6,315,000)	0.15
Balance, April 30, 2012	103,095,129	0.10

Warrants granted and assumed	100,000	0.10
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, April 30, 2013	103,195,129	$0.10

All warrants outstanding as of April 30, 2013 are exercisable.

13.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2013, the Company incurred $209,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

For the year ended April 30, 2012, the Company incurred $317,799, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

14.	INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,244,953 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2013	2012
Book loss for the year	$(1,319,011)	$(1,743,848)
Adjustments:
Impairment expenses	213,400	-
Allowance for doubtful accounts	14,041	-
Non-deductible stock compensation	-	91,961
Tax loss for the year	$(1,091,570)	$(1,651,887)
Estimated effective tax rate	35%	35%
Deferred tax asset	$382,050	$578,160

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2013 AND 2012
(AUDITED)

The total valuation allowance is $3,244,953. Details for the last two periods are as follows:

For the period ended April 30,	2013	2012

Deferred tax asset	$3,244,953	$2,862,903
Valuation allowance	(3,244,953)	(2,862,903
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2013	$1,091,570	2033
2012	$1,651,887	2032

15.	SUBSEQUENT EVENTS

2013 Stock Incentive Plan - Effective June 20, 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan"). The 2013 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 27,800,000 shares of the Company’s common stock are available for issuance under the 2010 Plan. However, the Company may increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2013 Plan shall at no time be greater than 15.0% of the total number of shares of common stock outstanding. No options have granted under the 2013 Plan.

Effective June 20, 2013, the Company suspended the 2011 Plan. No new options may be granted under the 2011 Plan and the 2011 Plan will be terminated once all outstanding options granted under the 2011 Plan have been exercised, expired or otherwise terminated. There are presently 6,000,000 options outstanding under the 2011 Plan.

Extension of Warrants – On July 2, 2013, we extended the expiration dates of the following warrants:
I.

23,020,000 warrants previously issued on July 13, 2011 from an expiration date of July 12, 2013 to July 12, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

II.

1,000,000 warrants previously issued on September 26, 2011, from an expiration date of September 25, 2013 to September 25, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions
K. Ian Matheson	72	Chief Executive Officer, President and Director
Jason S. Mitchell	43	Chief Financial Officer, Treasurer, Secretary and Director
Michael C. Boyko	41	Director

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

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors, or until their successors are appointed.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended April 31, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
K. Ian Matheson(1) CEO, President & Director	2013 2012	$60,000 $60,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$60,000 $60,000
Jason S. Mitchell(2) CFO, Treasurer, Secretary & Director	2013 2012	$144,000 $136,800	$0 $1,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$144,000 $137,800
Michael C. Boyko(3) Director of Operations & Director	2013 2012	$ 5,000 $ 120,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$ 5,000 $120,000

Notes:
(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson, $5,000 per month for consulting services provided by Mr. Matheson.

(2)

Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month and we agreed to issue to Mr. Mitchell an aggregate of 3,000,000 restricted shares of our common stock to be distributed to Mr. Mitchell on the following basis (i) 750,000 Shares on February 24, 2009; (ii) 750,000 Shares on March 1, 2009; (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011. The amounts paid to Mr. Mitchell during the fiscal years ended April 30, 2013 and 2012 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell

(3)

Under the terms of a verbal agreement, we agreed to pay Mr. Boyko $10,000 a month for management consulting services. Mr. Boyko’s consulting services ended May 2012. The amounts paid to Mr. Boyko during the fiscal years ended April 30, 2013 and 2012 were paid to Advanced Integrated Resource, a company controlled by Mr. Boyko.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
K. Ian Matheson CEO, President & Director	1,200,000	--	--	$0.02	09/06/14
Jason S. Mitchell CFO, Treasurer, Secretary & Director	1,200,000	--	--	$0.02	09/06/14
Michael C. Boyko Director	1,200,000	--	--	$0.02	09/06/14

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2013, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

2011 Stock Option Plan

Effective September 7, 2010, we adopted the 2011 Stock Incentive Plan (the “2011 Plan"). The 2011 Plan allows us to grant certain options to our directors, officers, employees, and eligible consultants. The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees, and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2011 Plan allows us to grant options to our officers, directors, and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

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

On June 20, 2013, our Board of Directors determined that: (a) no new options may be granted under the 2011 Plan; and (b) the 2011 Plan is to be terminated once all outstanding options granted under the 2011 Plan have been exercised, expired, or otherwise terminated.

2013 Stock Option Plan

Effective June 20, 2013, we adopted the 2013 Stock Incentive Plan (the “2013 Plan"). The 2013 Plan allows us to grant certain options to our directors, officers, employees, and eligible consultants. The purpose of the 2013 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees, and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2013 Plan allows us to grant options to our officers, directors, and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 27,800,000 shares of our common stock are available for issuance under the 2013 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2013 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding less any other outstanding options issued under previous stock option plans.

The 2013 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2013 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code.

However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2013 Plan must be approved by our stockholders within 12 months of its adoption. The 2013 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2013 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2013 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2013 Plan terminates on June 20, 2023, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates, or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2013 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 26, 2013. As of July 26, 2013, there were 185,593,141 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consist of: (i) 20,351,000 common shares held directly by Mr. Matheson; (ii) 180,000 common shares held by Mr. Matheson in trust; (iii) 800,000 common shares held by Royal City Minerals Inc., a company controlled by Mr. Matheson; (iv) 32,200,000 common shares held by E- Ore Holdings LLC, a company controlled by Mr. Matheson; (v) 7,840,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Matheson; (vi) warrants to acquire 8,000,000 common shares at an exercise price of $0.10 per share until February 23, 2014; (vii) warrants to acquire 3,300,000 common shares at an exercise price of $0.10 per share until January 17, 2014; (viii) warrants to acquire 2,400,000 common shares at an exercise price of $0.10 per share until July 17, 2013; (ix) warrants to acquire 2,000,000 common shares at an exercise price of $0.10 per share until January 20, 2014 ; (x) warrants to acquire 7,020,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 17, 2014; (xi) warrants to acquire 280,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 12, 2014; (xii) warrants to acquire 1,400,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 19, 2014; (xiii) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until February 23, 2014; (xiv) warrants to acquire 400,000 common shares held by Royal City Minerals Inc. at an exercise price of $0.10 per share until January 30, 2014; (xv) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2014; (xvi) warrants to acquire 1,040,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until July 13, 2013; (xvii) warrants to acquire 2,800,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until January 29, 2014; and (xviii) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consist of: (i) 6,500,000 common shares held directly by Mr. Mitchell; (ii) 32,200,000 common shares held by E-Ore Holdings LLC, a company controlled by Mr. Mitchell; (iii) 7,840,000 common shares held by Gold Crown Holdings, LLC, a company controlled by Mr. Mitchell; (iv) 6,800,000 common shares held by PPI Holdings, LLC, a company controlled by Mr. Mitchell; (v) warrants to acquire 1,000,000 common shares at an exercise price of $0.10 per share until February 23, 2014; (vi) warrants to acquire 1,200,000 common shares at an exercise price of $0.10 per share until January 17, 2014; (vii) warrants to acquire 2,000,000 common shares held by Pilot Plant Inc. at an exercise price of $0.10 per share until February 23, 2014; (viii) warrants to acquire 7,020,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 17, 2014; (ix) warrants to acquire 280,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until July 12, 2014; (x) warrants to acquire 1,400,000 common shares held by E-Ore Holdings LLC at an exercise price of $0.10 per share until January 29, 2014; (xi) warrants to acquire 3,000,000 common shares held by Gold Crown Holdings LLC at an exercise price of $0.10 per share until January 30, 2014; (xii) warrants to acquire 1,040,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until July 13, 2013; (xii) warrants to acquire 2,080,000 common shares held by Gold Crown Holdings, LLC at an exercise price of $0.10 per share until January 29, 2014 (xiv) warrants to acquire 2,000,000 common shares held by PPI Holdings LLC, a company controlled by Mr. Mitchell, at an exercise price of $0.10 per share until January 30, 2014; (xv) warrants to acquire 2,800,000 common shares held by PPI Holdings LLC, a company controlled by Mr. Mitchell, at an exercise price of $0.10 per share until January 29, 2014; and (xvi) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014.

(4)

The number of shares listed as beneficially owned directly by Mr. Boyko consists of: (i) 2,500,000 common shares held by Mr. Boyko; (ii) warrants to acquire 500,000 common shares at an exercise price of $0.10 per share until January 17, 2014; (iii) warrants to acquire 600,000 common shares at an exercise price of $0.10 per share until January 30, 2014; and (v) an option to acquire 1,200,000 common shares at an exercise price of $0.02 per share until September 6, 2014

(5)

The number of shares listed as beneficially owned directly by E-Ore Holdings LLC consists of (i) 32,200,000 common shares held by E-Ore Holdings LLC, (i) warrants to acquire 7,020,000 common shares at an exercise price of $0.10 per share until January 17, 2014; (ii) warrants to acquire 280,000 common shares at an exercise price of $0.10 per share until July 13, 2013; and warrant to acquire 1,040,000 shares at an exercise price of $0.10 per share until January 29, 2014.

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

(a)

As at April 30, 2013 and 2012, we were indebted to Mr. Matheson for principal amounts totaling $757,877 and $223,190, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2013 and 2012 totaled $57,781 and $5,778, respectively. As at April 30, 2013 and 2012 we are indebted to Mr. Matheson for $135,000 and $75,000, respectively, in accrued compensation.

(b)

As at April 30, 2013 and 2012, we were indebted to PPI Holdings LLC, a company controlled by Mr. Mitchell, in the principal amount of $237,516, which was PPI Holdings LLC’s cost to build an Extraction Processing Plant for us. Additionally, we were indebted to PPI Holdings, LLC for the principal amount totaling $40,000 at April 30, 2013 and 2012. The amount bears interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2013 and 2012 totaled $4,614 and $0, respectively.

(c)	As at April 30, 2013 and 2012, we were indebted to Gold Crown Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, for interest accrued in the amount of $1,000.

(d)	As at April 30, 2013 and 2012 we are indebted to Mr. Boyko for $75,000 in accrued compensation.

Private Placements with Related Parties

During the years ended April 30, 2013 and 2012, we completed the following private placements to our directors, officers and companies controlled by our directors and officers.

(a)

On July 13, 2011 we issued: (i) 2,400,000 units to Mr. Matheson to settle outstanding indebtedness of $120,000; (ii) 9,300,000 units to Mr. Matheson’s spouse to settle outstanding indebtedness of $465,000; (iii) 280,000 units to E-Ore Holdings, LLC to settle outstanding indebtedness of $14,000; and (iv) 1,040,000 units to Gold Crown Holdings, LLC to settle outstanding indebtedness of $52,000. Each unit consists of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two year from the date of issue.

(b)

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

The aggregate fees billed for the fiscal years ended April 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2013	Year Ended April 30, 2012

Audit Fees	$25,250	$24,700
Audit-Related Fees	-	-
Tax Fees	$1,000	$1,000
All Other Fees	-	-
Total	$26,250	$25,700

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Bylaws. (1)
3.4	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)

Exhibit
Number	Description of Exhibits
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)
10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)
10.47	2013 Stock Incentive Plan.(26)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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
(26) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	July 30, 2013	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	July 30, 2013	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 30, 2013	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	July 30, 2013	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	July 30, 2013	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director