Form 10-Q
period 2013-07-31
ROYAL MINES & MINERALS CORP
filed 2013-09-18
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
As of September 11, 2013, the Registrant had 185,593,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31, 2013	April 30, 2013

ASSETS

Current assets
Cash and cash equivalents	$46,374	$13,706
Prepaid expenses	7,500	10,500
Other current assets	1,037	1,037
Total current assets	54,911	25,243

Non-current assets
Loan receivable	983,055	983,055
Property and equipment, net	211,756	237,801
Other assets	11,135	10,985
Total non-current assets	1,205,946	1,231,841

Total assets	$1,260,857	$1,257,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$149,797	$140,669
Accounts payable - related parties	460,000	447,516
Accrued interest	40,331	34,259
Accrued interest - related parties	82,787	63,394
Loans payable	248,030	248,030
Loans payable - related parties	798,000	797,877
Total current liabilities	1,778,945	1,731,745

Notes payable	50,000	50,000
Deferred rent	31,480	35,804
Total non-current liabilities	81,480	85,804

Total liabilities	1,860,425	1,817,549

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized, 185,593,141 and 185,593,141 shares issued and outstanding, respectively	185,593	185,593
Additional paid-in capital	13,603,775	13,603,775
Subscription payable	200,000	-
Accumulated deficit during exploration stage	(14,588,936)	(14,349,833)
Total stockholders' deficit	(599,568)	(560,465)

Total liabilities and stockholders' deficit	$1,260,857	$1,257,084

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Three Months Ended July 31,		Through
	2013	2012	July 31, 2013

Revenue	$-	$-	$138,537

Operating expenses:
Mineral exploration and evaluation expenses	87,683	239,055	4,810,221
Mineral exploration and evaluation expenses - related parties	15,000	5,000	839,500
General and administrative	48,695	64,386	3,226,581
General and administrative - related parties	35,000	51,000	4,736,643
Depreciation and amortization	26,045	25,860	647,555
Impairment of mineral properties	-	-	63,400
Impairment of intellectual property	-	-	200,000
Bad debt expense	-	-	14,041
Gain on sale of fixed asset	-	-	(11,500)
Gain on settlement of accounts payable	-	-	(1,613)

Total operating expenses	212,423	385,301	14,524,828

Loss from operations	(212,423)	(385,301)	(14,386,291)

Other income (expense):
Interest and other income	-	-	103,826
Interest expense	(26,680)	(12,185)	(306,471)

Total other income (expense)	(26,680)	(12,185)	(202,645)

Net loss	$(239,103)	$(397,486)	$(14,588,936)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	185,593,141	185,493,141

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Three Months Ended July 31,		Through
	2013	2012	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(239,103)	$(397,486)	$(14,588,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,045	25,860	647,555
Impairment of mineral properties	-	-	63,400
Impairment of intellectual property	-	-	200,000
Stock-based expenses	-	-	1,299,369
Stock-based expenses - related parties	-	-	3,539,178
Allowance for bad debt	-	-	14,041
Gain on sale of fixed asset	-	-	(11,500)
Gain on settlement of accounts payable	-	-	(1,613)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(12,478)	5,061
Other assets	(150)	(6,020)	(26,213)
Accounts payable	9,128	34,182	660,161
Accounts payable - related parties	12,484	15,000	394,374
Accrued liabilities	-	(5,000)	(9,127)
Accrued interest	6,072	767	40,331
Accrued interest - related parties	19,393	11,378	252,031
Deferred rent	(4,324)	21,402	31,480

Net cash used in operating activities	(167,455)	(312,395)	(7,490,408)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	-	-	(983,055)
Cash paid on mineral property claims	-	-	(38,900)
Cash acquired on reverse merger	-	-	2,306
Proceeds from sale of fixed assets	-	-	11,500
Purchase of fixed assets	-	-	(621,795)

Net cash provided by (used in) investing activities	-	-	(1,629,944)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	200,000	-	4,305,721
Payments on borrowing - related party	(127)	-	(127)
Proceeds on borrowings	-	50,000	248,030
Proceeds on borrowings - related parties	250	205,000	4,613,102

Net cash provided by financing activities	200,123	255,000	9,166,726

NET CHANGE IN CASH	32,668	(57,395)	46,374

CASH AT BEGINNING OF PERIOD	13,706	70,678	-

CASH AT END OF PERIOD	$46,374	$13,283	$46,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,215	$35	$10,166
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock and warrants issued in satisfaction of accounts payable	$-	$-	$(224,004)
Stock issued in satisfaction of accounts payable - related parties	$-	$-	$(365,228)
Stock issued in safisfaction of accrued interest - related parties	$-	$-	$(134,000)
Stock issued in satisfaction of accrued liabilities	$-	$-	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans made to the Company	$-	$-	$(3,858,000)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and other’s leachable assets, 2) use its lixiviation processes to convert specific ore bodies and ash landfills/monofills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of July 31, 2013, the Company has incurred cumulative net losses of $14,588,936 from operations and has negative working capital of $1,724,034. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
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

F-7

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
(Unaudited)

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. The Company has not recognized an impairment expense for the three months ended July 31, 2013 and 2012, respectively.

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on July 31, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 109,195,129 and 109,095,129, respectively.

F-8

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
(Unaudited)

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on its financial condition, results of operation, or cash flows.

2.	LOAN RECEIVABLE

As of July 31, 2013 and April 30, 2013, the Company has advanced $970,000 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico, and has paid $13,055 in expenses on behalf of Golden Anvil, which is included in the total loan amount of $983,055. On November 19, 2010, the Company entered into a Memorandum of Understanding with Golden Anvil, covering the total advanced by the Company to Golden Anvil. The loan bears no interest, matures within 180 days of receiving the first 20 tons of concentrates, which the Company has yet to receive, and is secured by Golden Anvil’s equipment and mineral claims.

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

Currently, Golden Anvil plans to sell the Golden Anvil Assets to a Capital Pool Company listed on the Toronto Stock Exchange (the “TSX Entity”) pursuant to a proposed qualifying transaction (the “Qualifying Transaction”). The Company is in the process of negotiating a debt settlement with Golden Anvil, to be completed in conjunction with the Qualifying Transaction. Although there is no assurance that the Qualifying Transaction will be completed or that the Company will be able to complete a debt settlement with Golden Anvil, the Company does not believe an allowance for uncollectible loan receivable is justified at this time.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
(Unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2013	April 30, 2013
Process, lab and office equipment	$680,042	$680,042
Site equipment	167,769	167,769
Total property and equipment	847,811	847,811
Less: accumulated depreciation	(636,055)	(610,010)
	$211,756	$237,801

Depreciation expense was $26,045 and $25,860 for the three months ended July 31, 2013 and 2012, respectively.

4.	ACCOUNTS PAYABLE - RELATED PARTIES

As of July 31, 2013 and April 30, 2013, accounts payable – related parties consisted of $460,000 and $447,516, respectively, due to directors and officers of the Company for consulting fees, and $235,000 for the acquisition of an extraction processing system in January 2012.

5.	NOTES PAYABLE

As of July 31, 2013 and April 30, 2013, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2014. The note payable bears 6% interest annually.

6.	LOANS PAYABLE

As of July 31, 2013 and April 30, 2013, loans payable of $248,030, respectively, consist of borrowings payable to two unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

7.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of July 31, 2013 and April 30, 2013, loans payable – related parties of $798,000 and $797,877, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of July 31, 2013 and 2012, accrued interest – related party was $82,787 and $63,394, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of July 31, 2013 are as follows:

Fiscal year ending April 30, 2014	$77,143
Fiscal year ending April 30, 2015	$66,100
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008
Thereafter	$21,008

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
(Unaudited)

Lease expense was $47,484 and $84,587 for the years ended July 31, 2013 and 2012, respectively.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2013 and April 30, 2013, there were 185,593,141 shares of common stock outstanding and zero shares of preferred stock outstanding.

On June 3, 2013, the Company received $200,000 in a private offering for 4,000,000 units, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue. Additionally, the shareholder is entitled to a ten percent (10%) net profit payout, net of operational and financing costs and an agreed upon management fee, from the Company's interest in its first Joint Venture or its own production facility using its fly ash process, up to a maximum payout of 8 times the investment.

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

10.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2013, the Company incurred $50,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

For the three months ended July 31, 2012, the Company incurred $56,000 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2013
(Unaudited)

11.	SUBSEQUENT EVENTS

On August 26, 2013, Royal Mines and Minerals Corp. (the “Company”) filed a certificate of amendment with the Nevada Secretary of State, amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 900,000,000 shares. The Amendment to the Articles of Incorporation was approved at the Company’s Annual General Meeting and Special Meeting on August 22, 2013.

The Company received of a verified complaint (the “Complaint”), dated September 12, 2013, that is expected to be filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581.18, including, but not limited to: (1) $56,358 rent owing; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. The Company intends to vigorously defend this lawsuit. There is no assurance that the Company will be able to successfully defend the lawsuit. The Company is currently evaluating the merits of the lawsuit and the probability of a favorable outcome. The $56,358 rent owing is recorded as an account payable as at July 31, 2013. In the event of an unfavorable outcome, the Company will be required to record additional liability.

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

We are actively seeking to enter into joint ventures with third parties who have legal rights to fly ash resources, including landfills/monofills. There is no assurance that we will be able to commercially extract precious metals from fly ash or other mineable ores using our Cholla process or that we will be able to enter into joint ventures for the exploration and development of additional mining projects.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-K for the fiscal year ended April 30, 2013:

Amendment to Articles of Incorporation

On August 26, 2013, we filed a certificate of change with the Nevada Secretary of State, amending our Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 900,000,000 shares. The Amendment to the Articles of Incorporation was approved at our Annual General Meeting and Special Meeting on August 22, 2013, as described under the heading “Annual General Meeting an Special Meeting” below.

Annual General Meeting and Special Meeting

On August 22, 2013, we held our Annual General Meeting and Special Meeting (the “Meeting”). There were 23,931,000 shares represented in person and 105,040,875 shares represented by proxy, for a total of 131,190,875 shares or 71.8% of the issued and outstanding shares of our common stock represented at the Meeting.

At the Meeting the stockholders voted: (1) to approve the election of Jason S. Mitchell, K. Ian Matheson and Michael C. Boyko as members our Board of Directors; (2) to ratify the appointment the De Joya Griffith, LLC as our independent registered accounting firm for the fiscal year ended April 30, 2014; (3) to approve our 2013 Stock Option Plan; (4) to approve the amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 900,000,000 shares; (5) to approve, on a advisory basis, the compensation of the our named executive officers; and (6) to approve, on advisory basis that an advisory vote on executive compensation take place every three years.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2013	July 31, 2012	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(212,423)	(385,301)	(44.9)%
Interest Expense	(26,680)	(12,185)	119.0%
Net Loss	$(239,103)	$(397,486)	(39.8)%

Revenues

We earned no revenues during the three months ended July 31, 2013 and 2012. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three months ended July 31, 2013 and 2012 are outlined in the table below:

			Percentage
	Three Months Ended		Increase /
	July 31, 2013	July 31, 2012	(Decrease)
Mineral exploration and evaluation expenses	$87,683	$239,055	(63.3)%
Mineral exploration and evaluation expenses – related party	15,000	5,000	200.0%
General and administrative	48,695	64,386	(24.4)%
General and administrative – related party	35,000	51,000	(31.4)%
Depreciation and amortization	26,045	25,860	0.7%
Total Expenses	$212,423	$385,301	(44.9)%

Our operating expenses for the three months ended July 31, 2013 decreased as compared to the three months ended July 31, 2012. The decrease in our operating expenses primarily relates to decreases in mineral exploration and evaluation expenses and general and administrative expenses.

Mineral exploration and evaluation expenses primarily consisted of rent, leased equipment, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The decrease in mineral exploration and evaluation expenses during the three months ended July 31, 2013 was primarily due to a decrease in consulting fees, contract labor and extraction processing costs due to reduced activities at our Scottsdale Facility and the fact that we shut down our Phoenix Facility in November 2012.

During the three months ended July 31, 2013, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act. We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2013	At April 30, 2013	Increase / (Decrease)
Current Assets	$54,911	$25,243	117.5%
Current Liabilities	(1,778,945)	(1,731,745)	2.7%
Working Capital Deficit	$(1,724,034)	$(1,706,502)	1.0%

Cash Flows
	Three Months Ended
	July 31, 2013	July 31, 2012
Net Cash Used in Operating Activities	$(167,455)	$(312,395)
Net Cash Provided By Financing Activities	200,123	255,000
Net Increase (Decrease) in Cash During Period	$32,668	$(57,395)

As at July 31, 2013, we had a working capital deficit of $1,724,034 as compared to a working capital deficit of $1,706,502 as at April 30, 2013. The increase in our working capital deficit is primarily due to an increase in accounts payable and accrued interest offset by an increase in cash.

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

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to our unaudited audited financial statements included in this Quarterly Report.

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

Exploration Costs – Mineral exploration costs are expensed as incurred.

Research and Development - All research and development expenditures are expensed as incurred.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that is expected to be filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581.18, including, but not limited to: (1) $56,358 rent owing; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. We are currently evaluating the merits of the lawsuit and the probability of a favorable outcome. The $56,358 rent owing is recorded as an account payable as at July 31, 2013. In the event of an unfavorable outcome, we will be required to record additional liability.

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

If we do not obtain additional financing, we may not be able to continue our operations at our Facilities, enter into the proposed Joint Venture with Golden Anvil or complete our exploration and development programs.

As of July 31, 2013, we had cash on hand of $46,374 and accumulated net loss of $14,588,936 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility, and the entry into the proposed Joint Venture with Golden Anvil. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

We expect to be in the future, party to a lawsuit that may be expensive and time consuming, and, if resolved adversely, could have a significant impact on our business and financial condition.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that is expected to be filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581.18, including, but not limited to: (1) $56,358 rent owing; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. If the lawsuit is resolved unfavorably it will have a significant impact on our business operations and will limit our ability to continue our operations.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)

3.1	Articles of Incorporation. (1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)

3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(27)

3.4	Bylaws. (1)

3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)

4.1	Form of Share Certificate. (1)

10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)

10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)

10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)

10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)

10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)

10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)

10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)

10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)

10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)

10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits

10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)

10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)

10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)

10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)

10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)

10.16	Residential Lease Agreement of La Cienega Office. (5)

10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.18	2008 Stock Incentive Plan. (6)

10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)

10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)

10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)

10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)

10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)

10.24	2009 Stock Incentive Plan. (10)

10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)

10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)

10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)

10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)

10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)

10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)

10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)

10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)

10.34	2010 Stock Incentive Plan. (17)

10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)

10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)

10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)

10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)

10.39	2011 Stock Incentive Plan.(20)

Exhibit
Number	Description of Exhibits

10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)

10.41	Form of Compensation Stock Award Agreement.(22)

10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)

10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)

10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)

10.47	2013 Stock Incentive Plan.(26)

14.1	Code of Ethics. (3)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 17, 2013	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 17, 2013	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)