Form 10-Q
period 2013-10-31
ROYAL MINES & MINERALS CORP
filed 2013-12-23
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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
As of December 23, 2013, the Registrant had 185,593,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash	$6,471	$13,706
Prepaids	7,500	10,500
Other current assets	1,037	1,037
Total current assets	15,008	25,243

Loan receivable	-	983,055
Investment in marketable securities	300,000	-
Property and equipment, net	185,711	237,801
Other assets	7,655	10,985
Total assets	$508,374	$1,257,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$163,614	$140,669
Accounts payable - related parties	478,000	447,516
Accrued interest	46,404	34,259
Accrued interest - related parties	103,180	63,394
Loans payable	248,030	248,030
Loans payable - related parties	798,000	797,877
Total current liabilities	1,837,228	1,731,745

Notes payable	50,000	50,000
Deferred rent	30,530	35,804
Total liabilities	1,917,758	1,817,549

Stockholders' deficit:
Preferred stock, $0.00, par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 185,593,141 and 185,593,141 shares issued and outstanding, respectively	185,593	185,593
Additional paid-in capital	14,146,262	13,603,775
Subscription payable	295,000	-
Accumulated deficit during exploration stage	(15,336,239)	(14,349,833)
Accumulated other comprehensive loss	(700,000)	-
Total deficit	(1,409,384)	(560,465)
Total liabilities and deficit	$508,374	$1,257,084

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					From Inception
	For the three months ended		For the six months ended		(December 14, 2005)
	October 31,		October 31,		Through
	2013	2012	2013	2012	October 31, 2013
Revenue	$-	$-	$-	$-	$138,537

Operating expenses:
Mineral expenses	160,828	147,467	248,511	386,522	4,971,049
Mineral expenses - related party	15,000	2,655	30,000	7,655	854,500
General and administrative	128,227	23,149	176,922	87,535	3,354,808
General and administrative - related party	390,572	51,000	425,572	102,000	5,127,215
Depreciation and amortization	26,045	26,045	52,090	51,905	673,600
Impairment of mineral properties	-	38,710	-	38,710	63,400
Impairment of intellectual property	-	-	-	-	200,000
Bad debt expense	-	-	-	-	14,041
Gain on sale of fixed asset	-	-	-	-	(11,500)
Gain on settlement of accounts payable	-	-	-	-	(1,613)
Total operating expenses	720,672	289,026	933,095	674,327	15,245,500

Loss from operations	(720,672)	(289,026)	(933,095)	(674,327)	(15,106,963)

Other income (expense):
Interest and other income	12	-	12	-	103,838
Interest expense	(26,643)	(17,013)	(53,323)	(29,198)	(333,114)
Total other income (expense)	(26,631)	(17,013)	(53,311)	(29,198)	(229,276)

Net loss	$(747,303)	$(306,039)	$(986,406)	$(703,525)	$(15,336,239)

Other comprehensinve loss:
Unrealized loss on marketable securities	(700,000)	-	(700,000)	-	(700,000)
Total other comprehensive income loss:	(700,000)	-	(700,000)	-	(700,000)

Comprehensive loss	$(1,447,303)	$(306,039)	$(1,686,406)	$(703,525)	$(16,036,239)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.08)

Weighted average common shares outstanding - basic	185,593,141	185,593,141	185,593,141	185,593,141	185,593,141

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
	For the six months ended		(December 14, 2005)
	October 31,		Through
	2013	2012	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(986,406)	$(703,525)	$(15,336,239)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	52,090	51,905	673,600
Impairment of mineral properties	-	38,710	63,400
Impairment of intellectual property	-	-	200,000
Stock-based expenses	542,487	-	5,381,034
Allowance for bad debt	-	-	14,041
Gain on sale of fixed asset	-	-	(11,500)
Gain on settlement of accounts payable	-	-	(1,613)
Reimbursement of Golden Anvil expenses	(16,945)	-	(16,945)
Changes in operating assets and liabilities:			-
Prepaid expenses	3,000	4,216	5,061
Other assets	3,330	(16,595)	(22,733)
Accounts payable	22,945	22,813	673,978
Accounts payable - related parties	30,484	30,000	412,374
Accrued liabilities	-	(5,000)	(9,127)
Accrued interest	12,145	4,311	46,404
Accrued interest - related parties	39,786	23,982	272,424
Deferred rent	(5,274)	32,703	30,530
Net cash used in operating activities	(302,358)	(516,480)	(7,625,311)

CASH FLOW FROM INVESTING ACTIVITIES
Loan receivable	-	-	(983,055)
Cash paid on mineral property claims	-	-	(38,900)
Cash acquired on reverse merger	-	-	2,306
Proceeds from sale of fixed assets	-	-	11,500
Purchase of fixed assets	-	-	(621,795)
Net cash used in investing activities	-	-	(1,629,944)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	295,000	-	4,400,721
Payments on borrowing - related party	(127)	-	(127)
Proceeds on borrowings	-	148,030	248,030
Proceeds on borrowings - related parties	250	311,618	4,613,102
Net cash provided by financing activities	295,123	459,648	9,261,726

Net change in cash	(7,235)	(56,832)	6,471
Cash, beginning	13,706	70,678	-
Cash, end	6,471	13,846	6,471

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock and warrants issued in satisfaction of accounts payable	$-	$-	$(224,004)
Stock issued in satisfaction of accounts payable - related parties	$-	$-	$(365,228)
Stock issued in satisfaction of accrued interest - related parties	$-	$-	$(134,000)
Stock issued in satisfaction of accrued liabilities	$-	$-	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans made to the Company	$-	$-	$(3,858,000)
Shares received for settlement of loans receivable	$1,000,000	$-	$1,000,000

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2013
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

Going Concern - As of October 31, 2013, the Company has incurred cumulative net losses of $15,336,239 from operations and has negative working capital of $1,822,220. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
OCTOBER 31, 2013
(Unaudited)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2013 as follows:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2013
(Unaudited)

Fair Value Measurements at October 31, 2013 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 10/31/2013	Prices in Active	Other	Unobservable
		Markets (Level	Observable	Inputs (Level 3)
		1)	Inputs (Level 2)
Investments in marketable securities	$300,000	$0	$300,000	$0
Total	$300,000	$0	$300,000	$0

The Company did not have any investments in marketable securities at April 30, 2013.

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. As of April 30, 2013, the Company did not pay the renewal fee on the 20 acre claim and the BLM claims due in August 2012 and allowed those claims to lapse. The Company recognized an impairment expense of zero and $38,710 for the six months ended October 31, 2013 and 2012, respectively.

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
OCTOBER 31, 2013
(Unaudited)

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on October 31, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 127,295,129 and 109,095,129, respectively.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

As of October 31, 2013 and April 30, 2013, loan receivable consisted of zero and $983,055, respectively.

On September 27, 2013, the Company entered into a settlement and security release agreement with Golden Anvil. Under the terms of the Release Agreement, the Company agreed to release Golden Anvil from loan agreements pursuant to which, Golden Anvil owed the Company USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to the Company as part of an asset purchase agreement between Golden Anvil and Gainey.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2013
(Unaudited)

The now-settled loan receivable originated when the Company had advanced $970,000 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico, and had paid $13,055 in expenses on behalf of Golden Anvil, which is included in the total loan amount of $983,055. The settlement resulted in a loss on settlement of $683,055.

3.	INVESTMENTS IN OTHER COMPANIES

As of October 31, 2013 and April 30, 2013, investments in other companies consisted of $300,000 and zero, respectively. The market value was $0.15 per Gainey Share on October 31, 2013.

On September 27, 2013, the Company entered into a settlement and security release agreement with Golden Anvil. Under the terms of the Release Agreement, the Company agreed to release Golden Anvil from loan agreements pursuant to which, Golden Anvil owed the Company USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to the Company as part of an asset purchase agreement between Golden Anvil and Gainey.

The Asset Purchase was completed on September 30, 2013 and will serve as Gainey’s qualifying transaction under TSX Venture Exchange rules for capital pool companies. As such, the Gainey Shares will be released pursuant to the terms of a surplus escrow agreement as follows:

% of Shares to be Released	Date of Release
5%	October 2, 2013
5%	April 2, 2014
10%	October 2, 2014
10%	April 2, 2015
15%	October 2, 2015
15%	April 2, 2016
40%	October 2, 2016

In addition, the Gainey Shares are subject to a voluntary pooling agreement, which provides that none of the Gainey Shares may be traded before October 2, 2014.

Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

At October 31, 2013, the Company recorded an unrealized loss of $700,000 regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was temporary.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2013
(Unaudited)

The following is a summary of available-for-sale marketable securities as of October 31, 2013:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity securities	$1,000,000	$--	$(700,000)	$300,000
Total	$1,000,000	$--	$(700,000)	$300,000

The Company had no investments in marketable securities at April 30, 2013.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2013	April 30, 2013
Process, lab and office equipment	$680,042	$680,042
Site equipment	167,769	167,769
Total property and equipment	847,811	847,811
Less: accumulated depreciation	(662,100)	(610,010)
	$185,711	$237,801

Depreciation expense was $52,090 and $51,905 for the six months ended October 31, 2013 and 2012, respectively.

5.	ACCOUNTS PAYABLE - RELATED PARTIES

As of October 31, 2013 and April 30, 2013, accounts payable – related parties consisted of $478,000 and $447,516, respectively, due to directors and officers of the Company for consulting fees, and $235,000 for the acquisition of an extraction processing system in January 2012.

6.	LOANS PAYABLE

As of October 31, 2013 and April 30, 2013, loans payable of $248,030 consists of borrowings payable to two unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

7.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of October 31, 2013 and April 30, 2013, loans payable – related parties of $798,000 and $797,877, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of October 31, 2013 and April 30, 2013, accrued interest – related party was $103,180 and $63,394 respectively. Interest expense for the three months ended October 31, 2013 and 2012 was $26,643 and $17,013 respectively. Interest expense for the six months ended October 31, 2013 and 2012 was $53,323 and $29,198, respectively.

8.	NOTES PAYABLE

As of October 31, 2013 and April 30, 2013, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2014. The note payable bears 6% interest annually.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2013
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of October 31, 2013 are as follows:

Fiscal year ending April 30, 2014	$47,800
Fiscal year ending April 30, 2015	$66,100
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008
Thereafter	$21,008

Lease expense was $86,650 and $151,792 for the six months ended October 31, 2013 and 2012, respectively.

Legal proceedings – The Company received of a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 rent; (ii) $52,223 for maintenance, clean-up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. The Company is vigorously defending this lawsuit. There is no assurance that the Company will be able to successfully defend the lawsuit. The Company is currently evaluating the merits of the lawsuit and the probability of a favorable outcome. Rent expense of $50,858 is recorded as an account payable as at October 31, 2013. In the event of an unfavorable outcome, the Company will be required to record additional liability.

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

As of October 31, 2013 and April 30, 2013, there were 185,593,141 shares of common stock outstanding and zero shares of preferred stock outstanding.

Share Subscriptions Payable:

As of October 31, 2013, the Company received $295,000 in a private offering for 5,900,000 units, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue. Additionally, each subscription agreement included a good faith representation by the Company to enter into definitive agreements to grant a net profits interest to each cash subscriber on the basis of 1% for each $10,000 invested. The profit payout will be net of operational and financing costs and an agreed upon management fee, from the Company's interest in its first joint venture, license or its own production facility using its coal ash process. The maximum payout will be 8 times original cash investment by each subscriber.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2013
(Unaudited)

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

On October 29, 2013, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 18,100,000 shares of common stock at $0.03 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire October 29, 2018. As of October 31, 2013, zero options under the 2013 Plan have been exercised.

From the date of inception through October 31, 2013, compensation expense related to the granting of stock options under the 2013 Plan was $542,487, of which $90,000 was recorded in minerals exploration and evaluation expenses, $99,000 was recorded in general and administrative and $354,000 was recorded in general and administrative – related parties. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 0.75%, volatility of 436%, estimated life of 5 years and closing stock price of $0.03 per share on the date of grant.

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

11.	RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2013, the Company incurred $102,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and $354,000 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the six months ended October 31, 2012, the Company incurred $109,655 in consulting fees expense from companies with a common director o\r officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

12.	SUBSEQUENT EVENTS

On November 18, 2013 and November 19, 2013, the Company issued 6,900,000 units for $345,000 in cash (of which $295,000 is recorded as share subscriptions payable at October 31, 2013), 9,260,000 units for $463,000 in loans made to the Company, and 11,060,000 units to retire $553,000 in corporate indebtedness, an aggregate of 27,220,000 units, at a price of $0.05 per unit in two separate concurrent private placement offerings. Each Unit is comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two year period from the date of issuance.

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

In September 2013, we released Golden Anvil S.A. de C.V. (“Golden Anvil”) from loan agreements pursuant to which, Golden Anvil owed us USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to us as part of an asset purchase agreement between Golden Anvil and Gainey.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since our fiscal quarter ended July 31, 2013:

Amendment to Articles of Incorporation

On August 26, 2013, we filed a certificate of change with the Nevada Secretary of State, amending our Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 900,000,000 shares. The Amendment to the Articles of Incorporation was approved at our Annual General Meeting and Special Meeting on August 22, 2013, as described under the heading “Annual General Meeting and Special Meeting” below.

Annual General Meeting and Special Meeting

On August 22, 2013, we held our Annual General Meeting and Special Meeting (the “Meeting”). There were 23,931,000 shares represented in person and 105,040,875 shares represented by proxy, for a total of 131,190,875 shares or 71.8% of the issued and outstanding shares of our common stock represented at the Meeting.

At the Meeting the stockholders voted: (1) to approve the election of Jason S. Mitchell, K. Ian Matheson and Michael C. Boyko as members our Board of Directors; (2) to ratify the appointment the De Joya Griffith, LLC as our independent registered public accounting firm for the fiscal year ended April 30, 2014; (3) to approve our 2013 stock option plan; (4) to approve the amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 900,000,000 shares; (5) to approve, on a advisory basis, the compensation of our named executive officers; and (6) to approve, on advisory basis that an advisory vote on executive compensation take place every three years.

Settlement Agreement

On September 27, 2013, we entered into a settlement and security release agreement (the “Release Agreement”) with Golden Anvil S.A. de C.V. (“Golden Anvil”). Under the terms of the Release Agreement, we agreed to release Golden Anvil S.A. de C.V. from loan agreements pursuant to which, Golden Anvil owed us USD$983,055 in secured indebtedness (the “Indebtedness”). In exchange for the release, Golden Anvil had 2,000,000 common shares (the “Gainey Shares”) of Gainey Capital Corp. (“Gainey”) issued to us as part of an asset purchase agreement (the “Asset Purchase”) between Golden Anvil and Gainey.

The Asset Purchase was completed on September 30, 2013 and will serve as Gainey’s qualifying transaction under TSX Venture Exchange rules for capital pool companies. As such, the Gainey Shares will be released pursuant to the terms of a surplus escrow agreement as follows:

Percentage of the Gainey	Approximate Date of
Shares be Released	Release
5%	October 2, 2013
5%	April 2, 2014
10%	October 2, 2014
10%	April 2, 2015
15%	October 2, 2015
15%	April 2, 2016
40%	October 2, 2016

In addition, the Gainey Shares are subject to a voluntary pooling agreement, which provides that none of the Gainey Shares may be traded before October 2, 2014.

Grant of Options to Executive Officers under the 2013 Stock Incentive Plan

Effective October 29, 2013, we granted to our directors and officers, non-qualified stock options to acquire an aggregate of 10,800,000 shares of our common stock under our 2013 Stock Incentive Plan (the “2013 Plan”).

	Total Number of
	Shares Subject to	Exercise Price
Name	Options	Per Share	Expiration Date
K. Ian Matheson CEO, President and Director	4,500,000	$0.03	October 29, 2018
Jason S. Mitchell CFO, Treasurer, Secretary and Director	4,500,000	$0.03	October 29, 2018
Michael C. Boyko Director	1,800,000	$0.03	October 29, 2018

In addition to the options we granted to our directors and executive officers, we granted options to acquire an additional 3,300,000 shares of our common stock to various consultants pursuant to the 2013 Plan. We also granted 4,000,000 options to E-Ore Holdings LLC, pursuant to the provisions of Section 4(2) of the United States Securities Act of 1933, as amended (the “Act”). All of the above options are exercisable immediately at a price of $0.03 per share, and expire five years after the grant date.

Private Placement Offering

On November 18, 2013 and November 19, 2013, we issued an aggregate of 27,220,000 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings (the “Offerings”) for aggregate cash proceeds of $345,000 and to settle outstanding indebtedness of $1,016,000, as set forth below. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 for a two year period from the date of issuance. The Offerings were completed as follows.

US Private Placement - We issued 3,420,000 Units for cash proceeds of $10,000 and to settle outstanding indebtedness of $161,000. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Act. Each subscriber represented that they were an accredited investor as defined under Regulation D of the Act. All 3,420,000 Units were issued on November 18, 2013.

Foreign Private Placement - We issued 5,700,000 Units for cash proceeds of $285,000. The issuances were completed pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person. 5,200,000 Units were issued on November 18, 2013 and 500,000 Units were issued on November 19, 2013.

Section 4(2) Private Placement – We issued 18,100,000 Units for cash proceeds of $50,000 and to settle outstanding indebtedness of $855,000. The issuances were completed pursuant to the provisions of Section 4(2) of the Act. Each of the subscribers were directors or executive officers or close personal friends, relatives or business associates of a director or executive officer. 17,600,000 Units were issued on November 18, 2013 and 500,000 Units were issued on November 19, 2013.

In addition, we have agreed to enter into definitive agreements with each of the cash subscribers (each a “Cash Subscriber”) to provide each Cash Subscriber a “Net Profits Interest” in any future profits we receive that are derived from the exploitation of our leaching technology, whether through our own activities, a joint venture agreement or a license agreement. Each Net Profits Interest will be granted to each Cash Subscriber a rate of one percent (1.0%) for every $10,000 of cash proceeds received from each Cash Subscriber under the Offerings. Each provision of a Net Profits Interest is subject to our entry into a definitive agreement with each Cash Subscriber.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(720,672)	(289,026)	149.3%	(933,095)	(674,327)	38.4%
Other Items	(26,631)	(17,013)	56.5%	(53,311)	(29,198)	82.6%
Net Loss	$(747,303)	$(306,039)	141.8%	$(986,406)	$(703,525)	40.2%

Revenues

We earned no revenues during the three and six months ended October 31, 2013 and 2012. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of mineable ore or coal ash.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2013	31, 2012	(Decrease)	31, 2013	2012	(Decrease)
Mineral exploration and evaluation expenses	$175,828	$150,122	17.1%	$278,511	$394,177	(29.3)%
General and administrative	518,799	74,149	599.7%	602,494	189,535	217.9%
Depreciation and amortization	26,045	26,045	0.0%	52,090	51,905	0.4%
Impairment of mineral claims	-	38,710	(100.0)%	-	38,710	(100.0)%
Total Operating Expenses	$720,672	$289,026	149.3%	$933,095	$674,327	38.4%

Our operating expenses for the three months ended October 31, 2013 increased as compared to the three months ended October 31, 2012. The increase in our operating expenses primarily relates to increases in both mineral exploration and evaluation expenses and general and administrative expenses. The increase was partially offset by the fact that we recorded an impairment of mineral claims during the three months ended October 31, 2012.

Our operating expenses for the six months ended October 31, 2013 increased as compared to the six months ended October 31, 2012. The increase in our operating expenses primarily relates an increase in general and administrative expenses. The increase was partially offset by a decrease in mineral exploration evaluation expenses and the fact that we recorded an impairment of mineral claims during the three months ended October 31, 2012.

Mineral exploration and evaluation expenses primarily consisted of stock option compensation, rent, leased equipment, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility. The increase in mineral exploration and evaluation expenses during the three months ended October 31, 2013 was primarily due to $89,915 in stock option compensation expense, offset by a decrease in consulting fees, contract labor, rent and extraction processing costs due to reduced activities at our Scottsdale Facility and the fact that we shut down our Phoenix Facility in November 2012. The decrease in mineral exploration and evaluation expenses during the six months ended October 31, 2013 was primarily due to a decrease in consulting fees, contract labor and extraction processing costs due to reduced activities at our Scottsdale Facility and the fact that we shut down our Phoenix Facility in November 2012, offset by $89,915 in stock option compensation expense in October 2013.

During the three months ended October 31, 2013, our general and administrative and general and administrative related party expenses primarily consisted of: (i) $443,487 in stock option compensation expense; (ii) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (iii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act. We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

Impairment of mineral claims relates to the fact that we did not pay the renewal fee on our interest in a gold project that consisted of a mineral lease covering 20.61 acres of patented claims and an option to acquire a 100% interest in 20 unpatented claims located near the mineral lease.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2013	At April 30, 2013	Increase / (Decrease)
Current Assets	$15,008	$25,243	(40.5)%
Current Liabilities	(1,837,228)	(1,731,745)	6.1%
Working Capital Deficit	$(1,822,220)	$(1,706,502)	6.8%

Cash Flows
	Six Months Ended
	October 31, 2013	October 31, 2012
Net Cash Used in Operating Activities	$(302,358)	$(516,480)
Net Cash Provided By Financing Activities	295,123	459,648
Net Decrease in Cash During Period	$(7,235)	$(56,832)

As of October 31, 2013, we had a working capital deficit of $1,822,220 as compared to a working capital deficit of $1,706,502 at our year ended April 30, 2013. The increase in our working capital deficit is primarily due to an increase in accounts payable, accounts payable – related parties and accrued interest – related parties.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2013 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 in rent; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. We are currently evaluating the merits of the lawsuit and the probability of a favorable outcome. Rent expense of $50,858 is recorded in accounts payable as at October 31, 2013. In the event of an unfavorable outcome, we will be required to record additional liability.

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

If we do not obtain additional financing, we may not be able to continue our operations at our Scottsdale Facility or enter into any potential joint venture or licensing agreements.

As of October 31, 2013, we had cash on hand of $6,471 and accumulated net loss of $15,353,184 and accumulated other comprehensive loss of $683,055 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility, and the entry any potential joint venture of licensing agreements. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

We are currently, party to a lawsuit that may be expensive and time consuming, and, if resolved adversely, could have a significant impact on our business and financial condition.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that was be filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 in rent; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. If the lawsuit is resolved unfavorably it will have a significant impact on our business operations and will limit our ability to continue our operations.

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

Certain work to be performed at our facilities may require us to apply for permits from federal, state or local regulatory bodies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(27)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Restatement and Amendment to Lease Agreement dated April 12, 2007 among Erline Y. Smith, Trustee, Erline Y. Smith Trust, Lawana Hooper and Royal Mines Inc. (5)
10.15	AV Executive Suites Service Agreement dated September 13, 2007 between Royal Mines Inc. and Anthem Village Executive Suites, LLC. (5)
10.16	Residential Lease Agreement of La Cienega Office. (5)
10.17	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits
10.18	2008 Stock Incentive Plan. (6)
10.19	Non-Qualified Stock Option Agreement between the Company and William C. Tao. (6)
10.20	Non-Qualified Stock Option Agreement between the Company and Jason S. Mitchell. (6)
10.21	Extension Agreement between the Company and Robert H. Gunnison.(7)
10.22	Settlement Agreement and Mutual Release dated effective November 15, 2008 between the Company and William C. Tao. (8)
10.23	Extension Agreement dated November 18, 2008 between the Company and Robert H. Gunnison. (9)
10.24	2009 Stock Incentive Plan. (10)
10.25	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (10)
10.26	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (11)
10.27	Payment Extension and License Agreement dated March 13, 2009 between New Verde River Mining Co., Inc., Robert H. Gunnison and the Company. (12)
10.28	Proprietary Intellectual Property License Agreement dated March 24, 2009 between the Company and Greene Lyon Group, LLC. (13)
10.29	Consulting Agreement dated August 14, 2009 between the Company and Mirador Consulting, Inc. (14)
10.30	Brecheisen License Agreement dated August 12, 2009 between Brecheisen Company, Inc., Keith D. Brecheisen, Lorna J. Brecheisen and the Company. (15)
10.31	Letter of Intent dated October 21, 2009 between the Company and Golden Anvil, SA de CV. (16)
10.32	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.33	Toll Processing Agreement dated December 3, 2009 between the Company and Golden Anvil, SA de CV. (17)
10.34	2010 Stock Incentive Plan. (17)
10.35	Form of Non-Qualified Stock Option Agreement for Directors and Executive Officers. (17)
10.36	Extension Agreement dated for reference February 15, 2010 between the Company and Golden Anvil, SA de CV. (18)
10.37	Loan Agreement between Royal Mines And Minerals Corp. (Lender) and Golden Anvil, SA de CV (Borrower). (19)
10.38	Extension Agreement dated July 22, 2010, between Robert H. Gunnison (Lender) and Royal Mines and Minerals Corp (Borrower).(20)
10.39	2011 Stock Incentive Plan.(20)
10.40	Consulting Agreement dated for reference March 10, 2011 between the Company and Complete Advisory Partners, LLC.(21)
10.41	Form of Compensation Stock Award Agreement.(22)
10.42	Consulting Agreement dated for reference September 8, 2011 between the Company and James Mack.(23)
10.45	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(24)
10.46	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(25)
10.47	2013 Stock Incentive Plan.(26)
10.48	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(28)
10.49	Form of Non-Qualified Option Agreement. (29)

Exhibit
Number	Description of Exhibits
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 5, 2008.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2008.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 18, 2008.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed December 15, 2008.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed January 16, 2009.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2009.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed March 26, 2009.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 17, 2009.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 14, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 3, 2009.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed December 10, 2009.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 16, 2010.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 31, 2010.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed March 17, 2011.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 1, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed September 14, 2011.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date: December 23, 2013	By: /s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2013	By: /s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)