Form 10-Q/A
period 2013-10-31
ROYAL MINES & MINERALS CORP
filed 2013-12-24
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment to Royal Mines And Minerals Corp.’s quarterly report on Form 10-Q for the quarterly period ended October 31, 2013, filed with the Securities and Exchange Commission on December 23, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to provide Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

ROYAL MINES AND MINERALS CORP.

Date: December 24, 2013	By: /s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date: December 24, 2013	By: /s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)