Form 10-Q
period 2014-01-31
ROYAL MINES & MINERALS CORP
filed 2014-03-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 17, 2014, the Registrant had 212,813,141 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2014.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31, 2014	April 30, 2013

ASSETS

Current assets:
Cash	$20,397	$13,706
Prepaid expenses	7,500	10,500
Other current assets	29,537	1,037
Total current assets	57,434	25,243

Loan receivable	-	983,055
Investment in marketable securities	380,000	-
Property and equipment, net	159,672	237,801
Other assets	16,240	10,985
Total assets	$613,346	$1,257,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$176,984	$140,669
Accounts payable - related parties	181,083	447,516
Accrued interest	39,627	34,259
Accrued interest - related parties	107,484	63,394
Loans payable	248,030	248,030
Loans payable - related parties	258,000	797,877
Total current liabilities	1,011,208	1,731,745

Notes payable	50,000	50,000
Deferred rent	28,115	35,804
Total liabilities	1,089,323	1,817,549

Stockholders' deficit:
Preferred stock, $0.00, par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 212,813,141 and 185,593,141 shares issued and outstanding, respectively	212,813	185,593
Additional paid-in capital	15,480,042	13,603,775
Accumulated deficit during exploration stage	(15,548,832)	(14,349,833)
Accumulated other comprehensive loss	(620,000)	-
Total stockholders' deficit	(475,977)	(560,465)
Total liabilities and stockholders' deficit	$613,346	$1,257,084

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					From Inception
	For the three months ended		For the nine months ended		(December 14, 2005)
	January 31,		January 31,		Through
	2014	2013	2014	2013	January 31, 2014
Revenue	$-	$-	$-	$-	$138,537

Operating expenses:
Mineral exploration and evaluation expenses	80,294	91,672	328,805	480,849	5,051,343
Mineral exploration and evaluation expenses - related parties	15,000	-	45,000	5,000	869,500
General and administrative	41,529	19,948	218,451	107,482	3,396,337
General and administrative - related parties	36,000	51,000	461,572	153,000	5,163,215
Depreciation and amortization	26,039	26,045	78,129	77,950	699,639
Impairment of mineral properties	-	(310)	-	38,400	63,400
Impairment of intellectual property	-	150,000	-	150,000	200,000
Bad debt expense	-	-	-	-	14,041
Gain on sale of fixed asset	-	-	-	-	(11,500)
Gain on settlement of accounts payable	-	(1,613)		(1,613)	(1,613)
Total operating expenses	198,862	336,742	1,131,957	1,011,068	15,444,362

Loss from operations	(198,862)	(336,742)	(1,131,957)	(1,011,068)	(15,305,825)

Other income (expense):
Interest and other income	-	-	12	-	103,838
Interest expense	(13,731)	(19,312)	(67,054)	(48,510)	(346,845)
Total other income (expense)	(13,731)	(19,312)	(67,042)	(48,510)	(243,007)

Net loss	$(212,593)	$(356,054)	$(1,198,999)	$(1,059,578)	$(15,548,832)

Other comprehensinve loss:
Unrealized gain (loss) on marketable securities	80,000	-	(620,000)	-	(620,000)
Total other comprehensive income loss:	80,000	-	(620,000)	-	(620,000)

Comprehensive income (loss)	$(132,593)	$(356,054)	$(1,818,999)	$(1,059,578)	$(16,168,832)

Net income (loss) per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	207,476,619	185,571,402	192,887,634	185,519,228

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			From Inception
	For the nine months ended		(December 14, 2005)
	January 31,		Through
	2014	2013	January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,198,999)	$(1,059,578)	$(15,548,832)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78,129	77,950	699,639
Impairment of mineral properties	-	38,400	63,400
Impairment of intellectual property	-	150,000	200,000
Stock-based expenses	542,487	-	5,381,034
Allowance for bad debt	-	-	14,041
Gain on sale of fixed asset	-	-	(11,500)
Gain on settlement of accounts payable	-	(1,613)	(1,613)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	2,669	5,061
Other assets	(33,755)	(9,814)	(59,818)
Accounts payable	36,315	47,028	687,348
Accounts payable - related parties	43,567	45,000	425,457
Accrued liabilities	-	(5,000)	(9,127)
Accrued interest	16,368	8,084	50,627
Accrued interest - related parties	49,090	38,506	281,728
Deferred rent	(7,689)	34,504	28,115
Net cash used in operating activities	(471,487)	(633,864)	(7,794,440)

CASH FLOW FROM INVESTING ACTIVITIES
Reimbursement of Golden Anvil expenses	(16,945)	-	(16,945)
Loan receivable	-	-	(983,055)
Cash paid on mineral property claims	-	310	(38,900)
Cash acquired on reverse merger	-	-	2,306
Proceeds from sale of fixed assets	-	-	11,500
Purchase of fixed assets	-	-	(621,795)
Net cash provided by (used in) investing activities	(16,945)	310	(1,646,889)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	345,000	-	4,450,721
Payments on borrowing - related party	(127)	-	(127)
Proceeds from borrowings	150,000	148,030	398,030
Proceeds from borrowings - related parties	250	421,618	4,613,102
Net cash provided by financing activities	495,123	569,648	9,461,726

NET CHANGE IN CASH	6,691	(63,906)	20,397

CASH AT BEGINNING OF PERIOD	13,706	70,678	-

CASH AT END OF PERIOD	$20,397	$6,772	$20,397

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock issued in satisfaction of accounts payable	$-	$5,000	$(224,004)
Stock issued in satisfaction of accounts payable - related parties	$(310,000)	$-	$(675,228)
Stock issued in satisfaction of accrued interest - related parties	$(5,000)	$-	$(139,000)
Stock issued in satisfaction of accrued interest	$(11,000)	$-	$(11,000)
Stock issued in satisfaction of accrued liabilities	$-	$-	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans payable, including related party	$(690,000)	$-	$(4,548,000)
Unrealized loss on marketable securities	$(620,000)	$-	$(620,000)
Marketable securities received as payment on loan receivable	$893,055	$-	$893,055

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially extract and refine precious metals from its own and other’s leachable assets, 2) use its lixiviation processes to convert specific ore bodies and coal ash landfills/monofills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of January 31, 2014, the Company has incurred cumulative net losses of $15,548,832 from operations, accumulated other comprehensive loss of $620,000 since inception, and has negative working capital of $953,774. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2014 as follows:

Fair Value Measurements at January 31, 2014 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 1/31/2014	Prices in Active	Other	Unobservable
		Markets (Level	Observable	Inputs (Level 3)
		1)	Inputs (Level 2)
Investments in marketable securities	$380,000	$-	$380,000	$-
Total	$380,000	$-	$380,000	$-

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. As of April 30, 2013, the Company did not pay the renewal fee on the 20 acre claim and the BLM claims due in August 2012 and allowed those claims to lapse. The Company recognized an impairment expense of zero and $38,400 for the nine months ended January 31, 2014 and 2013, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

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

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on January 31, 2014 and 2013 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 153,455,129 and 109,195,129, respectively.

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

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force. The objective of the update is to specify that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. It is effective for fiscal years beginning after December 15, 2014. The Company does not expect ASU 2014-05 to have a material effect on its financial condition, results of operation, or cash flows.

In July 2013, the FASB issued ASU 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It becomes effective for fiscal years beginning after December 15, 2013, and the impact to the consolidated financial statements will not be material.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

2.	LOAN RECEIVABLE

As of January 31, 2013 and April 30, 2013, loan receivable consisted of zero and $983,055, respectively.

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

3.	INVESTMENT IN MARKETABLE SECURITIES

As of January 31, 2014 and April 30, 2013, investment in marketable securities consisted of $380,000 and zero, respectively. The market value was $0.19 per Gainey share on January 31, 2014 traded on Vancouver exchange, symbol GNCV.

On September 27, 2013, the Company entered into a settlement and security release agreement with Golden Anvil. Under the terms of the Release Agreement, the Company agreed to release Golden Anvil from loan agreements pursuant to which, Golden Anvil owed the Company USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey issued to the Company as part of an asset purchase agreement between Golden Anvil and Gainey.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

As of January 31, 2014, the Company has recorded an accumulated other comprehensive loss of $620,000 regarding its investment in marketable securities. Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

The following is a summary of available-for-sale marketable securities as of January 31, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity securities	$1,000,000	$--	$(620,000)	$380,000
Total	$1,000,000	$--	$(620,000)	$380,000

The Company had no investments in marketable securities at April 30, 2013.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	January 31, 2014	April 30, 2013
Process, lab and office equipment	$352,802	$680,042
Site equipment	22,369	167,769
Total property and equipment	375,171	847,811
Less: accumulated depreciation	(215,499)	(610,010)
	$159,672	$237,801

Depreciation expense was $78,129 and $77,950 for the nine months ended January 31, 2014 and 2013, respectively. At January 31, 2014, the Company removed $327,240 in process, lab and office equipment and $145,400 in site equipment that was fully depreciated and disposed of through retirement.

5.	ACCOUNTS PAYABLE - RELATED PARTIES

As of January 31, 2014 and April 30, 2013, accounts payable – related parties consisted of $181,083 and $447,516, respectively, due to directors and officers of the Company for consulting fees, and $235,000 for the acquisition of an extraction processing system in January 2012. On November 18, 2013, $310,000 of accounts payable – related parties was converted into common stock and warrants of the Company (see Note 10 - Stockholders Equity).

6.	LOANS PAYABLE

As of January 31, 2014 and April 30, 2013, loans payable of $248,030 consists of borrowings payable to two unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

7.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of January 31, 2014 and April 30, 2013, loans payable – related parties of $258,000 and $797,877, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. On November 18, 2013, $540,000 of loanspayable – related parties was converted into common stock and warrants of the Company (see Note 10 - Stockholders Equity).

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

As of January 31, 2014 and April 30, 2013, accrued interest – related party was $107,484 and $63,394 respectively. Interest expense for the three months ended January 31, 2014 and 2013 was $13,731 and $19,312 respectively. Interest expense for the nine months ended January 31, 2014 and 2013 was $67,054 and $48,510, respectively.

8.	NOTES PAYABLE

As of January 31, 2014 and April 30, 2013, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above. Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2014. The note payable bears 6% interest annually.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facility. Future minimum lease payments under the operating leases as of January 31, 2014 are as follows:

Fiscal year ending April 30, 2014	$23,050
Fiscal year ending April 30, 2015	$66,100
Fiscal year ending April 30, 2016	$54,008
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008
Thereafter	$21,008

Lease expense was $99,225 and $196,480 for the nine months ended January 31, 2014 and 2013, respectively.

Legal proceedings – The Company received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 rent; (ii) $52,223 for maintenance, clean-up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. The Company is vigorously defending this lawsuit. There is no assurance that the Company will be able to successfully defend the lawsuit. The Company is currently evaluating the merits of the lawsuit and the probability of a favorable outcome. Rent expense of $50,858 is recorded as an account payable as of January 31, 2014. In the event of an unfavorable outcome, the Company will be required to record additional liability.

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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

As of January 31, 2014 and April 30, 2013, there were 212,813,141 and 185,593,141 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

On November 18, 2013 and November 19, 2013, the Company issued 6,900,000 units for $345,000 in cash, 13,800,000 units for $690,000 in loans made to the Company, of which $540,000 were loans from related parties, and 6,520,000 units to retire $326,000 in corporate indebtedness, of which $315,000 were to related parties, an aggregate of 27,220,000 units, at a price of $0.05 per unit in two separate concurrent private placement offerings. Each Unit is comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two year period from the date of issuance.

Additionally, each cash subscriber executed a subscription agreement which included a good faith representation by the Company to enter into definitive agreements to grant a net profits interest on the basis of 1% for each $10,000 invested. The profit payout will be net of operating and financing costs and an agreed upon management fee, from the Company's interest in its first joint venture, license or its own production facility using its coal ash process. The maximum payout will be 8 times original cash investment by each subscriber.

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

On October 29, 2013, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 18,100,000 shares of common stock at $0.03 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire October 29, 2018. As of January 31, 2014, zero options under the 2013 Plan have been exercised.

From the date of inception through January 31, 2014, compensation expense related to the granting of stock options under the 2013 Plan was $542,487, of which $90,000 was recorded in minerals exploration and evaluation expenses, $99,000 was recorded in general and administrative and $354,000 was recorded in general and administrative – related parties. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 0.75%, volatility of 436%, estimated life of 5 years and closing stock price of $0.03 per share on the date of grant.

Effective June 20, 2013, the Company suspended the 2011 Plan. No new options may be granted under the 2011 Plan and the 2011 Plan will be terminated once all outstanding options granted under the 2011 Plan have been exercised, expired or otherwise terminated. There are presently 6,000,000 options outstanding under the 2011 Plan.

Extension of Warrants Expiry Dates

On July 2, 2013, we extended the expiration dates of the following warrants:
a)

23,020,000 warrants previously issued on July 13, 2011 from an expiration date of July 12, 2013 to July 12, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

b)

1,000,000 warrants previously issued on September 26, 2011, from an expiration date of September 25, 2013 to September 25, 2014. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2014
(Unaudited)

On January 16, 2014, we extended the expiration dates of the following warrants:
a)

22,476,840 warrants previously issued on February 24 2009, from an expiration date of February 23, 2014 to February 23, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

b)

11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2014 to January 30, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

c)

32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2014 to January 17, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

d)

11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2014 to January 29, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

11.	RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2014, the Company incurred $153,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and $354,000 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the nine months ended January 31, 2013, the Company incurred $158,000 in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended October 31, 2014:

Extension of Warrant Expiry Dates

On January 16, 2014, we extended the expiration dates of the following warrants:

(a)

22,476,840 warrants previously issued on February 24 2009, from an expiration date of February 23, 2014 to February 23, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

(b)

11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2014 to January 30, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

(c)

32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2014 to January 17, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

(d)

11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2014 to January 29, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue	$-	$-	-	$-	$-	-
Expenses	(198,862)	(336,742)	(40.9)%	(1,131,957)	(1,011,068)	12.0%
Other items	(13,731)	(19,312)	(28.9)%	(67,042)	(48,510)	38.2%
Net loss	$(212,593)	$(356,054)	(40.3)%	$(1,198,999)	$(1,059,578)	13.2%

Revenues

We earned no revenues during the nine months ended January 31, 2014 and 2013. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January	January 31,	Increase /
	2014	2013	(Decrease)	31, 2014	2013	(Decrease)
Mineral exploration and evaluation expenses	$95,294	$91,672	4.0%	$373,805	$485,849	(23.1)%
General and administrative	77,529	70,948	33.0%	680,023	260,482	161.1%
Depreciation and amortization	26,039	26,045	(0.0)%	78,129	77,950	0.2%
Impairment of mineral claims	-	(310)	(100.0)%	-	38,400	(100.0)%
Impairment of intellectual property	-	150,000	(100.0)%	-	150,000	(100.0)%
Total operating expenses	$198,862	$336,742	(40.3)%	$1,131,957	$1,011,068	12.0%

Our operating expenses for the three months ended January 31, 2014 decreased as compared to the three months ended January 31, 2013. The decrease in our operating expenses primarily relates to the impairment of intellectual property recorded during the three months ended January 31, 2013 off-set by an increase in general and administrative expenses.

Our operating expenses for the nine months ended January 31, 2014 increased as compared to the nine months ended January 31, 2013. The increase in our operating expenses primarily relates an increase in general and administrative expenses. The increase was partially offset by a decrease in mineral exploration evaluation expenses and the impairment of intellectual property and mineral claims recorded during the nine months ended January 31, 2013.

Mineral exploration and evaluation expenses primarily consisted of stock option compensation, rent, leased equipment, extraction-processing costs, consulting fees and labor expenses in connection with our Phoenix Facility and Scottsdale Facility.

The decrease in mineral exploration and evaluation expenses during the nine months ended January 31, 2014 was primarily due to a decrease in consulting fees, contract labor and extraction processing costs due to reduced activities at our Scottsdale Facility and the fact that we shut down our Phoenix Facility in November 2012, offset by $89,915 in stock option compensation expense in October 2013.

During the nine months ended January 31, 2014, our general and administrative and general and administrative related party expenses primarily consisted of: (i) stock option compensation expense; (ii) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (iii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2014	At April 30, 2013	Increase / (Decrease)
Current assets	$57,434	$25,243	127.5%
Current liabilities	(1,011,208)	(1,731,745)	(41.6)%
Working capital deficit	$(953,774)	$(1,706,502)	(44.1)%

Cash Flows
	Nine Months Ended
	January 31, 2014	January 31, 2013
Net cash used in operating activities	$(471,487)	$(633,864)
Net cash used in investing activities	(16,945)	310
Net cash provided by financing activities	495,123	569,648
Net increase (decrease) in cash during period	$(6,691)	$(63,906)

As of January 31, 2014, we had a working capital deficit of $953,774 as compared to a working capital deficit of $1,706,502 as of April 30, 2013. The decrease in our working capital deficit is primarily due to a decrease in accounts payable – related parties, and loans payable – related parties related to the issuance of stock and warrants in November 2013. The decrease was partially offset by an increase in accounts payable and accrued interest – related parties.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2013, filed with the SEC on July 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 in rent; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. We are currently evaluating the merits of the lawsuit and the probability of a favorable outcome. Rent expense of $50,858 is recorded in accounts payable as at January 31, 2014. In the event of an unfavorable outcome, we will be required to record additional liability.

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

As of January 31, 2014, we had cash on hand of $20,397 and accumulated net loss of $15,548,832 and accumulated other comprehensive loss of $620,000 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ROYAL MINES AND MINERALS CORP.

Date:	March 17, 2014	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2014	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)