Form 10-K
period 2014-04-30
ROYAL MINES & MINERALS CORP
filed 2014-08-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2014

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
[X] Yes     [   ] No

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
[   ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $673,710 as of October 31, 2013, based on the price at which the common equity was last sold on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 12, 2014, the Registrant had 212,813,141 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2014

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended January 31, 2014:

Letter of Intent

On July 10, 2014, we entered into a letter of intent with Lafarge North America Inc. (“Lafarge”) dated for reference July 7, 2014 (the “Letter of Intent"). As outlined in the Letter of Intent, we wish to enter into a joint venture (the “Venture”) with Lafarge, with respect to the commercialization of our process for the recovery of precious metals from coal ash and other materials (the “Technology”). The Venture is subject to completion of satisfactory due diligence by both parties and the entry into a definitive agreement. The Letter of Intent shall terminate on December 31, 2015.

During the term of the Letter of Intent, We and Lafarge have agreed to do the following:

(a)

Lafarge has agreed to provide the time and expertise of Steve Butler, a Lafarge technician, to assist us in the commercialization of the Technology, for up to 50 hours per month, for a period expiring December 31, 2014. In addition, Lafarge has agreed to provide sufficient lab facilities and equipment to Mr. Butler and cover all of the expenses related to Mr. Butler’s services, including, but not limited to, salary, benefits and reasonable travel costs.

(b)

In exchange for Mr. Butler’s services, we have agreed to grant an exclusive right to Lafarge to exploit the Technology, subject to certain royalties, at 28 coal fired power generation stations under contract with Lafarge, up to 7 additional stations to be identified by Lafarge, and at facilities where Lafarge stores its coal by-products.

(c)	We have agreed to develop a business plan for the commercialization of the Technology and present it to Lafarge no later than January 31, 2015.

Loan Agreement

On April 16, 2014, we entered into a convertible loan agreement (the “Loan Agreement") with Bruce Matheson. Under the terms of the Convertible Loan Agreement, Mr. Matheson has agreed to loan us up to $250,000 (the “Principal”), of which $100,000 has already been advanced. The loan bears interest at a rate of 6% per annum, compounded annually and has a maturity date of April 1, 2015 (the “Maturity Date").

At any time prior to the Maturity Date, Mr. Matheson may elect to receive units (each a “Unit") in exchange for any portion of the Principal outstanding on the basis of one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. If Mr. Matheson exercises the Unit Conversion Option, any interest that accrued on the portion of the Principal that was converted shall be forgiven.

At any time prior to the Maturity Date, if the amount advanced under the Convertible Loan Agreement equals $250,000 and Mr. Matheson has not exercised the Unit Conversion Option, Mr. Matheson may elect to forgive the Principal, including any interest accrued on the Principal, in exchange for the option to form a joint venture with us (the “Joint Venture Option”) for the purpose of constructing and operating a processing plant at a new facility that will utilize our process for the recovery of precious metals from coal ash and other materials (the “Joint Venture"). The Joint Venture Option, if exercised, would involve Mr. Matheson and us forming a limited liability company (“Newco”) to operate the Joint Venture and ownership of Newco would be split equally between Mr. Matheson and us. In addition, Mr. Matheson would advance $250,000 to Newco to fund the initial construction and operation costs of the Joint Venture.

Mr. Matheson represented that he was not a "US Person" as that term is defined by Regulation S of the Securities Act of 1933, as amended.

Loan and Joint Venture Agreement

On April 16, 2014, we entered into a loan and joint venture agreement (the “Loan and Joint Venture Agreement") with GJS Capital Corp. (the "Creditor"). Under the terms of the Loan and Joint Venture Agreement, the Creditor has agreed to loan us $150,000 (the “Principal”), which has already been advanced. The loan bears interest at a rate of 6% per annum, compounded annually and has a maturity date of August 31, 2014 (the “Maturity Date").

At any time prior to the Maturity Date, the Creditor may elect to receive units (each a “Unit") in exchange for any portion of the Principal outstanding on the basis of one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. If the Creditor exercises the Unit Conversion Option, any interest that accrued on the portion of the Principal that was converted shall be forgiven.

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) an any future profits received by Company that are derived from our process for the recovery of precious metals from coal ash and other materials (the “Technology”) at a basis of 1% of our net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

In addition, if the Creditor exercises the Unit Conversion Option, we will use our best efforts to ensure that a director nominated by the Creditor is appointed to our Board of Directors. If the Creditor does nominate such director, we will by allowed to nominate and appoint an additional director to our Board of Directors.

The Creditor has agreed to form a joint venture with us for the purpose of constructing and operating a processing plant at our Scottsdale Facility, an existing facility, utilizing our licensed technology. Under the agreement, the Creditor and we agreed to form a limited liability company (“Newco”) to operate the Joint Venture, and ownership of Newco would be split equally between the Creditor and us. In addition, the Creditor would advance $250,000 plus up to 15% for contingencies, a total of $287,500, to Newco to fund the initial construction and operation costs of Newco. These advances are not expected to be paid back to the Creditor.

We have been operating in the Scottsdale Facility in prior years using the same licensed technology. As of April 30, 2014 and through the filing date of the Form 10-K, the Creditor and we have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by us and are our legal obligation. As of April 30, 2014, no bank account has been established for the joint venture and as a result we have been paying all expenses related to the Scottsdale facility directly via our bank accounts. Funding under the joint venture been deposited by the Company into bank accounts owned by the Company. As of April 30, 2014, the Creditor funded a total of $163,654..

The Creditor represented that it was not a "US Person" as that term is defined by Regulation S of the Securities Act of 1933, as amended.

Extension of Warrants

On July 10, 2014, we extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2014 to July 12, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

Facilities and Technologies

Our Scottsdale Facility is an industrial building of approximately 4,550 square feet located in Scottsdale, Arizona. The Scottsdale Facility is designed specifically for processing coal ash using our licensed technology. We have yet to realize significant revenue using our licensed technology.

Our Phoenix Facility is an industrial building of approximately 9,800 square feet located in Phoenix, Arizona. The Phoenix Facility was designed as a compact, modular, cost efficient, turn-key operation, with a capacity of processing 4 tons of fly ash per day. In our Phoenix Facility we utilized our Cholla Process and our Lixiviation Technology, being a closed loop, zero liquid discharge, leach extraction process. Below is a diagram of a 2 ton per hour processing circuit. The circuit at our Phoenix Facility is smaller in size. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. Our lease on the Phoenix Facility expired in August 2013 and we did not renew the lease. We have yet to realize significant revenues from our Cholla Process and Lixiviation Technology.

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

On March 13, 2009, we entered into the Payment Extension and License Agreement with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2010. In consideration of the extension, we agreed to pay interest at 6% per annum on the balance owing to New Verde. We also agreed to grant New Verde and Mr. Gunnison a non-exclusive worldwide license on the Technology (the “License”). The License will only take effect in the event of the termination of the employment agreement between Mr. Gunnison and the Company. New Verde and Mr. Gunnison will not be permitted to assign or sub-license without our prior written approval. On July 22, 2010 and July 7, 2011, we entered into a payment extension with New Verde and Mr. Gunnison whereby New Verde and Mr. Gunnison agreed to extend the deadline for the balance owed to New Verde to June 30, 2011 and June 30, 2012, respectively. In consideration of the extension, we agreed to extend the accrual of interest at 6% per annum on the balance owing to New Verde. As of the date of this filing the deadline has been extended to June 30, 2015.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2014, we spent approximately $466,930 on mineral exploration and evaluation costs. During our fiscal year ended April 30, 2013, we spent approximately $584,970 on mineral exploration and evaluation costs.

Employees

Other than our executive officers, we do not have any employees at the time of this Annual Report.

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

As of April 30, 2014, we had cash on hand of $67,991 and accumulated net loss of $15,794,055 and accumulated other comprehensive loss of $500,000 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

We have earned minimal revenues from the processing of ore at our Phoenix and Scottsdale Facilities. Our primary business activities have involved the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. In August 2012, we did not pay the renewal fee on the Piute Valley Property and the BLM Claims, allowing those claims to lapse. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Our principal office is at 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $850 per month. We entered into a lease agreement through December 31, 2013, and thereafter the lease continues on a month-to-month basis.

We also rent premises located at 7815 E. Thunderbird Rd., Scottsdale, AZ 85260, for use as corporate housing, at a cost of $2,600 per month. We entered into a lease with respect to this premises which expires May 31, 2015.

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

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low prices of the common shares obtained during the periods indicated:

	2014		2013
	High	Low	High	Low
First Quarter ended July 31	$0.035	$0.007	$0.04	$0.02
Second Quarter ended October 31	$0.049	$0.01	$0.04	$0.00
Third Quarter ended January 31	$0.05	$0.03	$0.02	$0.00
Fourth Quarter ended April 30	$0.05	$0.018	$0.01	$0.00

REGISTERED HOLDERS OF OUR COMMON STOCK

As of August •, 2014, there were 137 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2014 have been reported by us in our Quarterly Reports and our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Summary of Year End Results

	Years Ended April 30,		Percentage
	2014	2013	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,363,124)	(1,239,454)	10.0%
Other Items	(81,098)	(79,557)	1.9%
Net Loss	$(1,444,222)	$(1,319,011)	9.5%

Revenues

During the years ended April 30, 2014 and 2013, we earned no revenues. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of coal ash.

Operating Expenses

The major components of our operating expenses for the years ended April 30, 2014 and 2013 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2014	April 30, 2013	(Decrease)
Mineral exploration and evaluation expenses	$466,930	$584,970	(20.2)%
Mineral exploration and evaluation expenses – related party	60,000	5,000	1100.0%
General and administrative	238,633	127,161	87.7%
General and administrative – related party	497,666	204,000	144.0%
Depreciation and amortization	99,895	103,995	(3.9)%
Impairment of mineral properties	-	63,400	(100.0)%
Impairment of intellectual property	-	150,000	(100.0)%
Bad debt expense	-	14,041	(100.0)%
Gain on settlement of accounts payable	-	(1,613)	(100.0)%
Gain on sale of fixed asset	-	(11,500)	(100.0)%
Total Expenses	$1,363,124	$1,239,454	10.0%

Our operating expenses for the year ended April 30, 2014 increased as compared to the year ended April 30, 2013. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation – related party expenses, and general and administrative expenses in fiscal 2014. The increase was partially offset by decreases in mineral exploration and evaluation expenses and the fact that we did not record any impairment of mineral or intellection properties or have any bad debt expense in fiscal 2014.

Mineral exploration and evaluation expenses primarily consisted of rent, leased equipment, extraction-processing costs, consulting fees and labor expenses in connection with our Scottsdale Facility and Phoenix Facility. The decrease in mineral exploration and evaluation expenses in fiscal 2014 was primarily due to the closure of our Phoenix Facility in November 2012 and a decrease in equipment rental and extraction processing costs due to reduced activities at our Scottsdale Facility in October 2012. The decrease was offset by $119,400 in compensation expense for stock options issued to consultants and contract labor in November 2013.

Our general and administrative expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell and accrued for our Chief Executive Officer, Mr. Matheson (in fiscal 2013 only); (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) $452,572 in compensation expense for stock options issued to our executives, directors and consultants in November 2013.

Impairment of mineral properties relates to our decision not to renew the Smith Lease and BLM Claims. Impairment of intellectual property relates to the impairment of our thiourea lixiviation technology.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Years Ended April 30
	2014	2013
Net Cash Used In Operating Activities	$(584,014)	$(751,499)
Net Cash Provided By (Used In) Investing Activities	(120,478)	11,810
Net Cash Provided By Financing Activities	758,777	682,717
Net Increase (Decrease) in Cash During Period	$54,285	$(56,972)

Working Capital

			Percentage
	At April 30, 2014	At April 30, 2013	Increase / (Decrease)
Current Assets	$76,250	$25,243	202.1%
Current Liabilities	(1,166,591)	(1,731,745)	(32.6)%
Working Capital Deficit	$(1,090,341)	$(1,706,502)	(36.1)%

As at April 30, 2014, we had a working capital deficit of $1,090,341 as compared to a working capital deficit of $1,706,502 as at our year ended April 30, 2013. The decrease in our working capital deficit is primarily due to a decrease in accounts payable – related parties, and loans payable – related parties related to the issuance of stock and warrants in November 2013. The decrease was partially offset by increases in accounts payable, accrued interest – related parties and loans payable.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (De Joya Griffith, LLC);

2.	Audited Financial Statements for the Years Ended April 30, 2014 and 2013, including:

3.	Balance Sheets at April 30, 2014 and 2013;

4.	Statements of Operations for the years ended April 30, 2014 and 2013 and for the period from Inception (December 14, 2005) to April 30, 2014;

5.	Statement of Stockholders’ Equity (Deficit) for the period from Inception (December 14, 2005) to April 30, 2014;

6.	Statements of Cash Flows for the years ended April 30, 2014 and 2013 and for the period from Inception (December 14, 2005) to April 30, 2014; and

7.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Royal Mines and Minerals Corp.

We have audited the accompanying balance sheets of Royal Mines and Minerals Corp. (An Exploration Stage Company) (the “Company”) as of April 30, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2014 and d 2013, and for the period from inception (December 14, 2005) through April 30, 2014. Royal Mines and Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over fina ancial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp. (An Exploration Stage Company) as of April 30, 2014 and 2013 and the results of its operations and its cash flows for the years ended April 30, 20114 and 2013, and for the period from inception (December 14, 2005) through April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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
August 8, 2014

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	April 30, 2014	April 30, 2013

ASSETS

Current assets
Cash and cash equivalents	$67,991	$13,706
Prepaid expenses	7,500	10,500
Other current assets	759	1,037
Total current assets	76,250	25,243

Non-current assets
Loan receivable	-	983,055
Investment in marketable securities	500,000	-
Property and equipment, net	241,439	237,801
Other assets	16,240	10,985
Total non-current assets	757,679	1,231,841

Total assets	$833,929	$1,257,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$200,857	$140,669
Accounts payable - related parties	196,083	447,516
Accrued interest	47,218	34,259
Accrued interest - related parties	113,863	63,394
Loans payable	348,030	248,030
Loans payable - related parties	258,000	797,877
Other current liabilities	2,540	-
Total current liabilities	1,166,591	1,731,745

Notes payable	50,000	50,000
Deferred rent	25,399	35,804
Total non-current liabilities	75,399	85,804

Total liabilities	1,241,990	1,817,549

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 212,813,141 and 185,593,141 shares issued and outstanding, respectively	212,813	185,593
Additional paid-in capital	15,673,181	13,603,775
Accumulated deficit during exploration stage	(15,794,055)	(14,349,833)
Accumulated other comprehensive loss	(500,000)	-
Total stockholders' deficit	(408,061)	(560,465)

Total liabilities and stockholders' deficit	$833,929	$1,257,084

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Years Ended		Through
	April 30, 2014	April 30, 2013	April 30, 2014

Revenue	$-	$-	$138,537

Operating expenses:
Mineral exploration and evaluation expenses	466,930	584,970	5,189,468
Mineral exploration and evaluation expenses - related parties	60,000	5,000	884,500
General and administrative	238,633	127,161	3,416,519
General and administrative - related parties	497,666	204,000	5,199,309
Depreciation and amortization	99,895	103,995	721,405
Impairment of mineral properties	-	63,400	63,400
Impairment of intellectual property	-	150,000	200,000
Bad debt expense	-	14,041	14,041
Gain on sale of fixed asset	-	(11,500)	(11,500)
Gain on settlement of accounts payable	-	(1,613)	(1,613)
Total operating expenses	1,363,124	1,239,454	15,675,529

Loss from operations	(1,363,124)	(1,239,454)	(15,536,992)

Other income (expense):
Interest and other income	12	-	103,838
Interest expense	(81,110)	(79,557)	(360,901)
Total other income (expense)	(81,098)	(79,557)	(257,063)

Net loss	$(1,444,222)	$(1,319,011)	$(15,794,055)

Other comprehensive loss:
Unrealized loss on marketable securities	(500,000)	-	(500,000)

Comprehensive loss	$(1,944,222)	$(1,319,011)	$(16,294,055)

Net loss per common share - basic	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	197,746,182	185,537,251

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

				Accumulated	Accumulated
				Deficit During	Other	Total
	Common Stock		Additional	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Loss	Equity (Deficit)
Balance, December 14, 2005	-	$-	$-	$-	$-	$-
Issuance of common stock for cash, $0.001 per share	1,000	1	-	-	-	1
Net loss	-	-	-	(174,500)	-	(174,500)
Balance, April 30, 2006	1,000	1	-	(174,500)	-	(174,499)
Issuance of common stock for cash, $0.001 per share	12,500,000	12,500	-	-	-	12,500
Issuance of common stock for cash, $0.01 per share	7,800,000	7,800	70,200	-	-	78,000
Issuance of common stock for mineral property options, $0.01 per share	1,050,000	1,050	9,450	-	-	10,500
Issuance of common stock for cash, $0.10 per share	1,250,000	1,250	123,750	-	-	125,000
Issuance of common stock for cash, Reg. S - Private Placement, $0.10 per share	1,800,000	1,800	178,200	-	-	180,000
Issuance of common stock in acquisition of intellectual property and equipment, $0.10 per share	2,000,000	2,000	198,000	-	-	200,000
Net loss	-	-	-	(517,768)	-	(517,768)
Balance, April 30, 2007	26,401,000	26,401	579,600	(692,268)	-	(86,267)
Issuance of common stock for cash and subscriptions received, Reg. S - Private Placement, $0.25 per share	2,482,326	2,482	618,100	-	-	620,582
Issuance of common stock for cash, Reg. D - Private Placement, $0.25 per share	3,300,000	3,300	821,700	-	-	825,000
Issuance of common stock in reverse acquisition of Centrus Ventures Inc.	13,968,926	13,969	(77,164)	-	-	(63,195)
Issuance of stock options for 4,340,000 shares of common stock to three officers and five consultants.	-	-	3,583,702	-	-	3,583,702
Net loss	-	-	-	(5,256,444)	-	(5,256,444)
Balance, April 30, 2008	46,152,252	46,152	5,525,938	(5,948,712)	-	(376,622)
Issuace of common stock for cash, Reg. S - Private Placement, $0.50 per share; with attached warrants exercisable at $0.75 per share	200,000	200	99,800	-	-	100,000
Issuance of common stock in satisfaction of debt, $0.30 per share, with attached warrants exercisable at $0.50 per share.	450,760	451	134,777	-	-	135,228
Issuance of stock options for 5,000,000 shares of common stock to two officers and nine consultants.	-	-	342,550	-	-	342,550
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	9,140,000	9,140	447,860	-	-	457,000
Issuance of common stock in satisfaction of loans made to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	12,400,000	12,400	607,600	-	-	620,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,336,840	1,337	65,505	-	-	66,842
Issuance of common stock to one officer as compensation pursuant to the management consulting agreement.	3,000,000	3,000	117,000	-	-	120,000
Net loss	-	-	-	(1,717,000)	-	(1,717,000)
Balance, April 30, 2009	72,679,852	72,680	7,341,030	(7,665,712)	-	(252,002)
Issuance of common stock in satisfaction of loans made to the Company, $0,05 per share, with attached warrants exercisable at $0.10 per share.	2,000,000	2,000	98,000	-	-	100,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	500,000	500	24,500	-	-	25,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	295,000	295	29,205	-	-	29,500
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	750,000	750	36,750	-	-	37,500
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	1,500,000	1,500	-	-	-	1,500

The accompanying notes are an integral part of these financials statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

				Accumulated	Accumulated
				Deficit During	Other	Total
	Common Stock		Additional	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Loss	Equity (Deficit)
Issuance of common stock in satisfaction of loans to the Company, $0.10 per share, with attached warrants excercisable at $0.20 per share.	3,500,000	3,500	346,500	-	-	350,000
Issuance of stock options for 7,000,000 shares of common stock to two directors and nine consultants.	-	-	391,478	-	-	391,478
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	900,000	900	44,100	-	-	45,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	19,400,000	19,400	950,600	-	-	970,000
Issuace of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	8,280,000	8,280	405,720	-	-	414,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,775,500	1,775	87,000	-	-	88,775
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt for legal services.	100,000	100	4,900	-	-	5,000
Issuance of common stock for warrants excercised, $0.10 per share, in satisfaction of debt for legal services.	105,000	105	10,395	-	-	10,500
Net loss	-	-	-	(1,929,128)	-	(1,929,128)
Balance, April 30, 2010	111,785,352	111,785	9,770,178	(9,594,840)	-	287,123
Issuance of stock options for 6,000,000 shares of common stock to three directors and eight consultants.	-	-	178,159	-	-	178,159
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,700,000	1,700	83,300	-	-	85,000
Issuance of common stock for options excercised, $0.05 per share, in satisfaction of debt.	1,950,000	1,950	95,550	-	-	97,500
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	17,020,000	17,020	833,980	-	-	851,000
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	13,100,000	13,100	641,900	-	-	655,000
Issuance of common stock to investor relations services firm pursuant to terms of consulting agreement.	315,000	315	15,435	-	-	15,750
Issuance of common stock to two officers and three consultants as as compensation for services previously provided.	2,550,000	2,550	124,950	-	-	127,500
Net loss	-	-	-	(1,692,134)	-	(1,692,134)
Balance, April 30, 2011	148,420,352	148,420	11,743,452	(11,286,974)	-	604,898
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	10,000,000	10,000	490,000	-	-	500,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	10,340,000	10,340	506,660	-	-	517,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,680,000	2,680	131,320	-	-	134,000
Issuance of warrants for 1,030,000 shares of common stock to one consultant pursuant to terms of consulting agreement.	-	-	42,073	-	-	42,073
Issuance of common stock to one consultant as compensation pursuant to terms of consulting agreement.	320,000	320	15,680	-	-	16,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	1,000,000	1,000	49,000	-	-	50,000
Issuance of common stock for mineral property options, $0.04 per share.	350,000	350	13,650	-	-	14,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	9,000,000	9,000	441,000	-	-	450,000
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,742,789	2,743	134,397	-	-	137,140
Issuance of common stock to one consultant as compensation pursuant to terms of consulting agreement.	640,000	640	21,760	-	-	22,400

The accompanying notes are an integral part of these financials statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)

				Accumulated	Accumulated
				Deficit During	Other	Total
	Common Stock		Additional	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Loss	Equity (Deficit)
Issuance of warrants for 300,000 shares of common stock to one vendor for services provided.	-	-	11,496	-	-	11,496
Net loss	-	-	-	(1,743,848)	-	(1,743,848)
Balance, April 30, 2012	185,493,141	185,493	13,600,488	(13,030,822)	-	755,159
Issuance of common stock in satisfaction of debt, $0.02 per share, with attached warrants exercisable at $0.10 per share.	100,000	100	1,900	-	-	2,000
Issuance of warrants exercisable at $0.10 per share for 100,000 shares of common stock in satisfaction of debt.	-	-	1,387	-	-	1,387
Net loss	-	-	-	(1,319,011)	-	(1,319,011)
Balance, April 30, 2013	185,593,141	$185,593	$13,603,775	$(14,349,833)	$-	$(560,465)
Issuance of stock options for 18,100,000 shares of common stock to three directors and four consultants.	-	-	542,487	-	-	542,487
Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	6,900,000	6,900	338,100	-	-	345,000
Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	13,800,000	13,800	676,200	-	-	690,000
Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	6,520,000	6,520	319,480	-	-	326,000
Issuance of stock options for 1,500,000 shares of common stock to one consultant.	-	-	29,485	-	-	29,485
Contribution on 50% of future profits from Scottsdale facility	-	-	163,654	-	-	163,654
Net loss	-	-	-	(1,444,222)	-	(1,444,222)
Comprehensive loss	-	-	-	-	(500,000)	(500,000)
Balance, April 30, 2014	212,813,141	$212,813	$15,673,181	$(15,794,055)	$(500,000)	$(408,061)

The accompanying notes are an integral part of these financials statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			For the Period
			From Inception
			(December 14, 2005)
	For the Years Ended		Through
	April 30, 2014	April 30, 2013	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,444,222)	$(1,319,011)	$(15,794,055)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	99,895	103,995	721,405
Impairment of mineral properties	-	63,400	63,400
Impairment of intellectual property	-	150,000	200,000
Stock-based expenses	218,306	-	1,517,675
Stock-based expenses - related parties	353,666	-	3,892,844
Allowance for bad debt	-	14,041	14,041
Gain on sale of fixed asset	-	(11,500)	(11,500)
Gain on settlement of accounts payable	-	(1,613)	(1,613)
Changes in operating assets and liabilities:
Prepaid expenses	3,000	1,216	5,061
Other assets	(4,977)	4,489	(31,040)
Accounts payable	60,188	75,663	711,221
Accounts payable - related parties	58,567	60,000	440,457
Other current liabilities	2,540	(5,000)	(6,587)
Accrued interest	23,959	20,401	58,218
Accrued interest - related parties	55,469	56,616	288,107
Deferred rent	(10,405)	35,804	25,399

Net cash used in operating activities	(584,014)	(751,499)	(7,906,967)

CASH FLOW FROM INVESTING ACTIVITIES
Reimbursement of Golden Anvil expenses	(16,945)	-	(16,945)
Loan receivable	-	-	(983,055)
Cash paid on mineral property claims	-	310	(38,900)
Cash acquired on reverse merger	-	-	2,306
Proceeds from sale of fixed assets	-	11,500	11,500
Purchase of fixed assets	(103,533)	-	(725,328)

Net cash provided by (used in) investing activities	(120,478)	11,810	(1,750,422)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	163,654	-	163,654
Proceeds from stock issuance	345,000	-	4,450,721
Payments on borrowing - related party	(127)	-	(127)
Proceeds from borrowings	250,000	148,030	498,030
Proceeds from borrowings - related parties	250	534,687	4,613,102

Net cash provided by financing activities	758,777	682,717	9,725,380

NET CHANGE IN CASH	54,285	(56,972)	67,991

CASH AT BEGINNING OF PERIOD	13,706	70,678	-

CASH AT END OF PERIOD	$67,991	$13,706	$67,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$681	$2,540	$9,632
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$-	$200,000
Acquisition of mineral property for stock	$-	$-	$24,500
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-	$(63,195)
Stock and warrants issued in satisfaction of accounts payable	$-	$(3,387)	$(224,004)
Stock issued in satisfaction of accounts payable - related parties	$(310,000)	$-	$(675,228)
Stock issued in safisfaction of accrued interest - related parties	$(5,000)	$-	$(139,000)
Stock issued in safisfaction of accrued interest	$(11,000)	$-	$(11,000)
Stock issued in satisfaction of accrued liabilities	$-	$-	$(50,000)
Stock issued in satisfaction of notes payable	$-	$-	$(40,000)
Stock issued in satisfaction of loans payable, including related party	$(690,000)	$-	$(4,548,000)
Unrealized loss on marketable securities	$(500,000)	$-	$(500,000)
Marketable securities received as payment on loans receivable	$983,055	$-	$983,055

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
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

Going Concern - As of April 30, 2014, the Company has incurred cumulative net losses of $15,794,055 from operations since inception, accumulated other comprehensive loss of $500,000, and has negative working capital of $1,090,341. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
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

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2014 as follows:

Fair Value Measurements at April 30, 2014 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 4/30/2014	Prices in Active	Other	Unobservable
		Markets (Level 1)	Observable	Inputs (Level 3)
			Inputs (Level 2)
Investments in
marketable securities	$500,000	$-	$500,000	$-
Total	$500,000	$-	$500,000	$-

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. The Company did not pay the renewal fee on the 20 acre claim and the BLM claims due in August 2012 and allowed those claims to lapse. The Company recognized an impairment of mineral properties expense of $63,400 for the year ended April 30, 2013.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

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

Other Current Assets - Other current assets are comprised of other receivables, which do not bear interest and are recorded at cost. The Company extends credit to its consultants, which receivables can be offset against commissions payable to the respective consultants.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of April 30, 2014 and 2013, the Company has recorded an allowance for doubtful account of $14,041and $14,041, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on April 30, 2014 and 2013 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 154,985,129 and 109,195,129, respectively.

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
APRIL 30, 2014 AND 2013
(AUDITED)

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

In July 2013, the FASB issued ASU 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It becomes effective for fiscal years beginning after December 15, 2013, and the impact to the financial statements will not be material.

2.	SCOTTSDALE FACILITY AGREEMENT

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor has agreed to loan the Company $150,000 (the “Principal”), which has already been advanced. The loan bears interest at a rate of 6% per annum, compounded annually and has a maturity date of August 31, 2014 (the “Maturity Date").

At any time prior to the Maturity Date, the Creditor may elect to receive units (each a “Unit") in exchange for any portion of the Principal outstanding on the basis of one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at a price of $0.10 per share for a period of two years from the date of issuance. If the Creditor exercises the Unit Conversion Option, any interest that accrued on the portion of the Principal that was converted shall be forgiven.

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) an any future profits received by Company that are derived from our process for the recovery of precious metals from coal ash and other materials (the “Technology”) at a basis of 1% of our net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

In addition, if the Creditor exercises the Unit Conversion Option, the Company will use best efforts to ensure that a director nominated by the Creditor is appointed to the Company’s Board of Directors. If the Creditor does nominate such director, the Company will be allowed to nominate and appoint an additional director to the Company’s Board of Directors.

The Creditor has agreed to form a joint venture with the Company for the purpose of constructing and operating a processing plant at the Scottsdale facility, an existing facility, utilizing the Company’s licensed Technology. Under the agreement, the Creditor and the Company shall form a limited liability company (“Newco”) to operate the Joint Venture, and ownership of Newco would be split equally between the Creditor and the Company. In addition, the Creditor would advance $250,000 plus up to 15% for contingencies, a total of $287,500, to Newco to fund the initial construction and operation costs of the Newco. These advances are not expected to be paid back to the Creditor.

The Company has been operating in the Scottsdale facility in the prior years using the same technology licensed by the Company. As of April 30, 2014 and through the filing date of the Form 10-K, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are legal obligation of the Company. As of April 30, 2014, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture been deposited by the Company into bank accounts owned by the Company. As of April 30, 2014, the Creditor funded a total of $163,654. As of April 30, 2014 and through the date of the filing date of the Form 10-K, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $163,654 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds.

3.	LOAN RECEIVABLE

As of April 30, 2014 and April 30, 2013, loan receivable consisted of zero and $983,055, respectively.

On September 27, 2013, the Company entered into a settlement and security release agreement with Golden Anvil. Under the terms of the Release Agreement, the Company agreed to release Golden Anvil from loan agreements pursuant to which, Golden Anvil owed the Company $983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to the Company as part of an asset purchase agreement between Golden Anvil and Gainey.

The now-settled loan receivable originated when the Company had advanced $970,000 to Golden Anvil to permit Golden Anvil to complete its refurbishment and relocation of its mineral processing plant in Nayarit, Mexico, and had paid $13,055 in expenses on behalf of Golden Anvil, which is included in the total loan amount of $983,055.

4.	INVESTMENT IN MARKETABLE SECURITIES

As of April 30, 2014 and April 30, 2013, investment in marketable securities consisted of $500,000 and zero, respectively. The market value was $0.25 per Gainey share on April 30, 2014, traded on the Vancouver exchange, under the stock symbol GNC.V.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

On September 27, 2013, the Company entered into a settlement and security release agreement with Golden Anvil. Under the terms of the Release Agreement, the Company agreed to release Golden Anvil from loan agreements pursuant to which, Golden Anvil owed the Company $983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey issued to the Company as part of an asset purchase agreement between Golden Anvil and Gainey.

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

As of April 30, 2014, the Company has recorded an accumulated other comprehensive loss of $500,000 regarding its investment in marketable securities. Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

The following is a summary of available-for-sale marketable securities as of April 30, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value

Equity securities	$1,000,000	$--	$(500,000)	$500,000
Total	$1,000,000	$--	$(500,000)	$500,000

The Company had no investments in marketable securities at April 30, 2013.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

	As of	As of
	April 30, 2014	April 30, 2013
Process, lab and office equipment	$456,335	$680,042
Site equipment	22,369	167,769
Total property and equipment	478,704	847,811
Less: accumulated depreciation	(237,265)	(610,010)
	$241,439	$237,801

Depreciation expense was $99,895 and $103,995 for the years ended April 30, 2014 and 2013, respectively. At January 31, 2014, the Company removed $327,240 in process, lab and office equipment and $145,400 in site equipment that was fully depreciated and disposed of through retirement.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of April 30, 2014 and April 30, 2013, accounts payable – related parties consisted of $196,083 and $210,000 respectively, due to directors and officers of the Company for consulting fees, and $237,516 for the acquisition of an extraction processing system in January 2012. On November 18, 2013, $310,000 of accounts payable – related parties was converted into common stock and warrants of the Company (see Note 11 - Stockholders Equity).

7.	LOANS PAYABLE

As of April 30, 2014 and April 30, 2013, loans payable of $348,030 and $248,030, respectively, consists of borrowings payable to three unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of April 30, 2014 and April 30, 2013, loans payable – related parties of $258,000 and $797,877, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. On November 18, 2013, $540,000 of loans payable – related parties was converted into common stock and warrants of the Company (see Note 11 - Stockholders Equity).

As of April 30, 2014 and April 30, 2013, accrued interest – related party was $113,863 and $63,394 respectively.

9.	NOTES PAYABLE

As of April 30, 2014 and April 30, 2013, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2015. The note payable bears 6% interest annually.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of April 30, 2014 are as follows:

Fiscal year ending April 30, 2015	$94,700
Fiscal year ending April 30, 2016	$56,608
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

Lease expense was $145,054 and $247,701 for the years ended April 30, 2014 and 2013, respectively.

Legal proceedings – The Company received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 rent; (ii) $52,223 for maintenance, clean-up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. The Company is vigorously defending this lawsuit. There is no assurance that the Company will be able to successfully defend the lawsuit. The Company is currently evaluating the merits of the lawsuit and the probability of a favorable outcome. Rent expense of $50,858 is recorded as an account payable as of April 30, 2014. In the event of an unfavorable outcome, the Company will be required to record additional liability.

No other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2014 and April 30, 2013, there were 212,813,141 and 185,593,141 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding. Outstanding shares of common stock consist of the following:

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
APRIL 30, 2014 AND 2013
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
APRIL 30, 2014 AND 2013
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
APRIL 30, 2014 AND 2013
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
APRIL 30, 2014 AND 2013
(AUDITED)

kk)

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

ll)

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

mm)

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp (the “Creditor”) that the Creditor agrees to fund up to $287, 500 to the Scottsdale facility. As of the year ended April 30, 2014, the Company received a total of $163,654 contribution to the Company’s Scottsdale facility under this agreement. (See Note 2)

12.	STOCK OPTIONS AND WARRANTS

2013 Stock Incentive Plan - Effective June 20, 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan"). The 2013 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 27,800,000 shares of the Company’s common stock are available for issuance under the 2013 Plan. However, the Company may increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2013 Plan shall at no time be greater than 15.0% of the total number of shares of common stock outstanding.

On October 29, 2013, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 18,100,000 shares of common stock at $0.03 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire October 29, 2018. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.29%, volatility of 298%, estimated life of 5 years and closing stock price of $0.03 per share on the date of grant.

On April 16, 2014, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 1,500,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to one consultant, are fully vested and expire April 16, 2019. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.67%, volatility of 290%, estimated life of 5 years and closing stock price of $0.05 per share on the date of grant.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

From the date of inception through April 30, 2014, compensation expense related to the granting of stock options under the 2013 Plan was $571,972, of which $89,915 was recorded in minerals exploration and evaluation expenses, $128,391 was recorded in general and administrative and $353,666 was recorded in general and administrative – related parties. The Company calculated the value of the options using the Black-Scholes option pricing model. As of April 30, 2014, zero options under the 2013 Plan have been exercised.

2011 Stock Incentive Plan - On September 7, 2010, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan"). The 2011 Plan allowed the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 16,700,000 shares of the Company’s common stock were available for issuance under the 2011 Plan. However, the Company could increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2011 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2011 Plan shall at no time be greater than 15.0% of the total number of shares of common stock outstanding.

On September 7, 2010, the Company granted non-qualified stock options under the 2011 Plan for the purchase of 6,000,000 shares of common stock at $0.02 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire September 6, 2014. As of April 30, 2014, zero options under the 2011 Plan have been exercised.

On June 20, 2013, the Company suspended the 2011 Plan. No new options may be granted under the 2011 Plan and the 2011 Plan will be terminated once all outstanding options granted under the 2011 Plan have been exercised, expired or otherwise terminated. There are presently 6,000,000 options outstanding under the 2011 Plan.

From the date of inception through April 30, 2014, compensation expense related to the granting of stock options under the 2011 Plan was $178,159 and was included in general and administrative expense. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 0.77%, volatility of 240%, estimated life of 4 years and closing stock price of $0.03 per share on the date of grant.

2010 Stock Incentive Plan - On December 7, 2009, the Company adopted the 2010 Stock Incentive Plan (the “2010 Plan"). The 2010 Plan allowed the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 10,000,000 shares of the Company’s common stock were available for issuance under the 2010 Plan. However, the Company could increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2010 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2010 Plan shall at no time be greater than 12.5% of the total number of shares of common stock outstanding.

On December 8, 2009, the Company granted non-qualified stock options under the 2010 Plan for the purchase of 7,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, were fully vested and expired December 7, 2011. As of the expiration date, 1,000,000 options had been exercised and 6,000,000 options expired under the 2010 Plan.

On September 7, 2010, the Company suspended the 2010 Plan. On December 7, 2011, the 2010 Plan was terminated.

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

2009 Stock Incentive Plan - On January 12, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan"). The 2009 Plan allowed the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 5,000,000 shares of the Company’s common stock were available for issuance under the 2009 Plan.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

On January 16, 2009, the Company granted non-qualified stock options under the 2009 Plan for the purchase of 5,000,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to various officers, directors and consultants, were fully vested and expired January 15, 2011. As of the expiration date, 2,450,000 options had been exercised and 2,550,000 options expired under the 2009 Plan.

On December 7, 2009, the Company suspended the 2009 Plan. On January 15, 2011, the 2009 Plan was terminated.

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

2008 Stock Incentive Plan - On February 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan"). The 2008 Plan allowed the Company to grant certain options to its directors, officers, employees and eligible consultants. A total of 4,600,000 shares of the Company’s common stock were available for issuance under the 2008 Plan.

On February 1, 2008, the Company granted non-qualified stock options under the 2008 Plan for the purchase of 4,340,000 shares of common stock at $0.74 per share. The nonqualified stock options were granted to various officers, directors and consultants, were fully vested and expired January 31, 2010. All 4,340,000 stock options expired without exercise.

On January 12, 2009, the Company suspended the 2008 Plan. On January 31, 2010, the 2008 Plan was terminated.

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

The following is a summary of option activity during the years ended April 30, 2014 and 2013:

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2012	6,000,000	$0.02

Options granted and assumed	-	0.00
Options expired	-	0.00
Options exercised	-	0.00
Balance, April 30, 2013	6,000,000	0.02

Options granted and assumed	19,600,000	0.03
Options expired	-	0.00
Options exercised	-	0.00
Balance, April 30, 2014	25,600,000	$0.03

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

As of April 30, 2014, all stock options outstanding are exercisable.

Stock Warrants –

On July 2, 2013, the Company extended the expiration dates of the following warrants:

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

On January 16, 2014, the Company extended the expiration dates of the following warrants:

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

The following is a summary of warrants activity during the years ended April 30, 2014 and 2013:

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2012	103,095,129	$0.10

Warrants granted and assumed	100,000	0.10
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, April 30, 2013	103,195,129	0.10

Warrants granted and assumed	27,220,000	0.10
Warrants canceled	-	0.00
Warrants expired	(1,030,000)	0.10
Balance, April 30, 2014	129,385,129	$0.10

All warrants outstanding as of April 30, 2014 are exercisable.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2014 AND 2013
(AUDITED)

13.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2014, the Company incurred $204,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and $353,666 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the year ended April 30, 2013, the Company incurred $204,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

14.	INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,550,240 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2014	2013
Book loss for the year	$(1,444,222)	$(1,319,011)
Adjustments:
Impairment expenses	-	213,400
Allowance for doubtful accounts	-	14,041
Non-deductible stock compensation	571,972	-
Tax loss for the year	$(872,250)	$(1,091,570)
Estimated effective tax rate	35%	35%
Deferred tax asset	$305,288	$382,050

The total valuation allowance is $3,550,240. Details for the last two periods are as follows:

For the period ended April 30,	2014	2013

Deferred tax asset	$3,550,240	$3,244,953
Valuation allowance	(3,550,240)	(3,244,953)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2014	$872,250	2034
2013	$1,091,570	2033

15.	SUBSEQUENT EVENTS

Joint Venture Agreement

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp (the “Creditor”) that the Creditor agrees to fund up to $287, 500 to the Scottsdale facility. As of the year ended April 30, 2014, the Company received a total of $163,654 contribution to the Company’s Scottsdale facility under this agreement.  From May 1, 2014 to August 13, 2014, the Creditor funded an additional $113,346, for a total contribution of $277,000. (See Note 2)

Letter of Intent

On July 10, 2014, the Company entered into a letter of intent with Lafarge North America Inc. (“Lafarge”) dated for reference July 7, 2014 (the “Letter of Intent"). As outlined in the Letter of Intent, the Company and Lafarge wish to enter into a joint venture (the “Venture”) with respect to the commercialization of the Company’s process for the recovery of precious metals from coal ash and other materials (the “Technology”). The Venture is subject to completion of satisfactory due diligence by both parties and the entry into a definitive agreement. The Letter of Intent shall terminate on December 31, 2015.

During the term of the Letter of Intent, the Company and Lafarge have agreed to do the following:

a)
Lafarge has agreed to provide the time and expertise of Steve Butler, a Lafarge technician, to assist the Company in the commercialization of the Technology, for up to 50 hours per month, for a period expiring December 31, 2014. In addition, Lafarge has agreed to provide sufficient lab facilities and equipment to Mr. Butler and cover all of the expenses related to Mr. Butler’s services, including, but not limited to, salary, benefits and reasonable travel costs.

b)
In exchange for Mr. Butler’s services, the Company has agreed to grant an exclusive right to Lafarge to exploit the Technology, subject to certain royalties, at 28 coal fired power generation stations under contract with Lafarge, up to 7 additional stations to be identified by Lafarge, and at facilities where Lafarge stores its coal by-products.

c)	The Company has agreed to develop a business plan for the commercialization of the Technology and present it to Lafarge no later than January 31, 2015.

Extension of Warrants

On July 10, 2014, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2014 to July 12, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions

K. Ian Matheson	73	Chief Executive Officer, President and Director

Jason S. Mitchell	44	Chief Financial Officer, Treasurer, Secretary and Director

Michael C. Boyko	42	Director

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

Michael C. Boyko was appointed a member of our Board of Directors on April 2, 2009. Mr. Boyko obtained his Bachelor of Science in Finance from Arizona State University and is a member of the AMIGOS – Arizona Mining Association and the Arizona Society for Mining Engineers. Since March 2014, Mr. Boyko has been the president, CEO and director of America Greener Technologies, Inc. (OTCBB: AGRN). Since 2003, Mr. Boyko has been the president and owner of Advanced Integrated Resource, LLC, a private company that markets process equipment to the mining and power industry. From 2001 to 2003, Mr. Boyko was employed at T.A. Caid Industries, a private company, where he developed a new business segment focused on equipment representation and sales to mines and power plants. From 1998 to 2001, Mr. Boyko was the managing partner and vice president of business development of BME Engineering, a private company that focused on industrial process equipment for mines and power plants, where he managed sales, marketing and manufacturing. Mr. Boyko is also Mine Safety and Health Administration (MSHA) certified.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson Chief Executive Officer, President and Director	One	One	None
Jason S. Mitchell Chief Financial Officer, Treasurer, Secretary and Director	One	One	None
Michael C. Boyko Director	One	One	None
E-Ore Holdings LLC 10% Holder	One	One	One
Debra Matheson 10% Holder	None	None	One
PPI Holdings LLC 10% Holder	None	None	One

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
K. Ian Matheson(1) CEO, President & Director	2014 2013	$60,000 $60,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$60,000 $60,000
Jason S. Mitchell(2) CFO, Treasurer, Secretary & Director	2014 2013	$144,000 $144,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$144,000 $144,000
Michael C. Boyko(3) Director of Operations & Director	2014 2013	$ 0 $5,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $5,000

Notes:
(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson $5,000 per month for consulting services provided by Mr. Matheson.
(2)

Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month and we agreed to issue to Mr. Mitchell an aggregate of 3,000,000 restricted shares of our common stock to be distributed to Mr. Mitchell on the following basis (i) 750,000 shares on February 24, 2009; (ii) 750,000 Shares on March 1, 2009; (iii) 750,000 Shares on March 1, 2010; and (iv) 750,000 Shares on March 1, 2011. The amounts paid to Mr. Mitchell during the fiscal years ended April 30, 2014 and 2013 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell.

(3)

Under the terms of a verbal agreement, we agreed to pay Mr. Boyko $10,000 a month for management consulting services. Mr. Boyko’s consulting services ended May 2012. The amounts paid to Mr. Boyko during the fiscal years ended April 30, 2013 were paid to Advanced Integrated Resource, a company controlled by Mr. Boyko.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2014:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
K. Ian Matheson CEO, President & Director	1,200,000 4,500,000	-- --	-- --	$0.02 $0.03	09/06/14 10/29/18
Jason S. Mitchell CFO, Treasurer, Secretary & Director	1,200,000 4,500,000	-- --	-- --	$0.02 $0.03	09/06/14 10/29/18
Michael C. Boyko Director	1,200,000 1,800,000	-- --	-- --	$0.02 $0.03	09/06/14 10/29/18

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2014, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	14,100,000	$0.03	4,700,000
Equity Compensation Plans Not Approved By Security Holders	6,000,000	$0.02	0

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson CEO, President & Director	119,421,000 Shares (direct & indirect)(2)	45.1%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director	98,140,000 Shares (direct & indirect)(3)	38.6%
Common Stock	Michael C. Boyko Director	9,600,000 Shares (direct & indirect)(4)	4.4%
Common Stock	All Officers and Directors as a Group (3 persons)	170,871,000 Shares (direct & indirect)	58.6%
5% SHAREHOLDERS
Common Stock	K. Ian Matheson CEO, President & Director 2215 Lucerne Circle Henderson, NV 89014	119,421,000 Shares (direct & indirect)(2)	45.1%
Common Stock	Jason S. Mitchell CFO, Treasurer, Secretary & Director 87 Fountainhead Circle (Street) Henderson, NV 89052	98,140,000 Shares (direct & indirect)(3)	37.3%
Common Stock	E-Ore Holdings LLC 2580 Anthem Village Dr. Henderson, NV 89052	41,610,000 Shares (direct)(5)	18.4%
Common Stock	Debra Matheson 2215 Lucerne Circle Henderson, NV 89014	27,350,000 Shares (direct)(6)	12.1%
Common Stock	PPI Holdings LLC 2580 Anthem Village Dr. Henderson, NV 89052	24,800,000 Shares (direct)(7)	11.0%
Common Stock	The Roles Living Trust P.O. Box 74767 Phoenix, AZ 85087	20,300,000 Shares (direct)(8)	9.1%
Common Stock	Gold Crown Holdings LLC 2580 Anthem Village Dr. Henderson, NV 89052	14,680,000 Shares (direct)(9)	6.7%
Common Stock	Valeurs Mobilieres Banque Laurentienne ITF: Robocheyne Consulting Ltd 1981, Rue McGill College-Bur 100 Montreal, QC H3A 3K3	14,000,000 Shares (direct)(10)	6.4%
Common Stock	Bruce Matheson 1658 Beach Grove Road Delta, BC V4L 1P3	12,000,000 Shares (direct)(11)	5.4%

Notes:
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 26, 2014. As of July 26, 2014, there were 212,813,141 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consists of: (i) 31,051,000 shares, 180,000 shares held in trust, options to purchase 5,700,000 shares and warrants to acquire 26,200,000 shares held directly by Mr. Matheson; and (ii) 35,950,000 shares, options to acquire 4,000,000 shares and warrants to acquire 16,340,000 shares held indirectly by Mr. Matheson through E-Ore Holdings LLC and Gold Crown Holdings LLC, companies controlled by Mr. Matheson.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consists of: (i) 8,150,000 shares, options to purchase 5,700,000 shares and warrants to acquire 2,200,000 shares held directly by Mr. Mitchell; and (ii) 48,850,000 shares, options to acquire 4,000,000 shares and warrants to acquire 29,240,000 shares held indirectly by Mr. Mitchell through E-Ore Holdings LLC, PPI Holdings LLC, Gold Crown Holdings LLC and Cedar Financial Inc., companies controlled by Mr. Mitchell.

(4)

The number of shares listed as beneficially owned by Mr. Boyko consists of: (i) 2,500,00 shares, options to acquire 3,000,000 shares and warrants to acquire 1,100,000 shares held directly by Mr. Boyko; and (ii) 1,500,000 shares and warrants to acquire 1,500,000 shares held indirectly by Mr. Boyko through Advanced Integrated Resource LLC, a company controlled by Mr. Boyko.

(5)

The number of shares listed as beneficially owned by E-Ore Holdings LLC, consists of 28,110,000 shares, options to acquire 4,000,000 shares and warrants to acquire 9,500,000 shares held directly by E-Ore Holdings LLC.

(6)	The number of shares listed as beneficially owned by Mrs. Matheson consists of 14,250,000 shares, and warrants to acquire 13,100,000 shares held directly by Mrs. Matheson.

(7)	The number of shares listed as beneficially owned by PPI Holdings LLC consists of 12,400,000 shares and warrants to acquire 12,400,000 shares held directly by PPI Holdings LLC.

(8)	The number of shares listed as beneficially owned by The Roles Living Trust consists of 10,000,000 shares, and warrants to acquire 10,300,000 shares held directly by The Roles Living Trust.

(9)	The number of shares listed as beneficially owned by Gold Crown Holdings LLC consists of 7,840,000 shares and warrants to acquire 6,840,000 shares held directly by Gold Crown Holdings LLC.

(10)	The number of shares listed as beneficially owned by Robocheyne Consulting Ltd. consists of 7,000,000 shares and warrants to acquire 7,000,000 shares held directly by Robocheyne Consulting Ltd.

(11)	The number of shares listed as beneficially owned by Mr. B. Matheson consists of 4,500,000 shares and warrants to acquire 7,500,000 shares held directly by Mr. B. Matheson.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(a)

As at April 30, 2014 and 2013, we were indebted to Mr. Matheson for principal amounts totaling $258,000 and $757,877, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2014 and 2013 totaled $111,994 and $57,781, respectively. As at April 30, 2014 and 2013 we are indebted to Mr. Matheson for $195,000 and $135,000, respectively, in accrued compensation. On November 18, 2013, $500,000 of debt was converted to 10,000,000 Units (see Private Placements with Related Parties below).

(b)

As at April 30, 2013, we were indebted to PPI Holdings LLC, a company controlled by Mr. Mitchell, in the principal amount of $237,516, which was PPI Holdings LLC’s cost to build an Extraction Processing Plant for us. Additionally, we were indebted to PPI Holdings, LLC for the principal amount totaling $40,000 at April 30, 2013. The amount bears interest at a rate of 10% per annum, is unsecured and due on demand. Accrued Interest at April 30, 2014 and 2013 totaled $1,869 and $4,614, respectively. On November 18, 2013, $280,000 of debt and interest was converted to 5,600,000 Units (see Private Placements with Related Parties below).

(c)	As at April 30, 2014 and 2013, we were indebted to Gold Crown Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, for interest accrued in the amount of zero and $1,000, respectively.

(d)

As at April 30, 2013 we are indebted to Mr. Boyko for $75,000 in accrued compensation. On November 18, 2013, the debt was converted to 1,500,000 Units (see Private Placements with Related Parties below).

Private Placements with Related Parties

During the years ended April 30, 2014 and 2013, we completed the following private placements to our directors, officers and companies controlled by our directors and officers.

(a)

On November 18, 2013, we issued: (i) 10,000,000 units (each a “Unit”) to Mr. Matheson, to settle outstanding indebtedness of $500,000; (ii) 5,600,000 Units to PPI Holdings, LLC to settle outstanding indebtedness of 280,000; (iii) 1,500,000 Units to Advance Integrated Resource LLC to settle outstanding indebtedness of $75,000; and (iv) Units to Cedar Financial Inc. for cash proceeds of $25,000. On November 19, 2013, we issued 500,000 Units to Mr. Matheson for cash proceeds of $25,000. Each Unit is comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two year period from the date of issuance. The issuances were completed pursuant to the provisions of Section 4(2) of the Act.

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

The aggregate fees billed for the fiscal years ended April 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2014	Year Ended April 30, 2013

Audit Fees	$25,250	$25,250
Audit-Related Fees	-	-
Tax Fees	-	1,000
All Other Fees	-	-
Total	$25,250	$26,250

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.15	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.16	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.17	2011 Stock Incentive Plan.(7)

Exhibit
Number	Description of Exhibits
10.18	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.19	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.20	2013 Stock Incentive Plan.(10)
10.21	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.22	Form of Non-Qualified Option Agreement.(13)
10.23	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.24	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.25	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	August 13, 2014	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	August 13, 2014	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 13, 2014	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	August 13, 2014	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	August 13, 2014	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director