Form 10-Q
period 2014-07-31
ROYAL MINES & MINERALS CORP
filed 2014-09-22
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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
As of September 19, 2014, the Registrant had 223,193,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2014	April 30, 2014

ASSETS

Current assets
Cash and cash equivalents	$99,485	$67,991
Prepaid expenses	7,500	7,500
Other current assets	1,037	759
Total current assets	108,022	76,250

Non-current assets
Investment in marketable securities	920,000	500,000
Property and equipment, net	220,448	241,439
Other assets	9,904	16,240
Total non-current assets	1,150,352	757,679

Total assets	$1,258,374	$833,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$216,368	$200,857
Accounts payable - related parties	210,000	196,083
Accrued interest	54,824	47,218
Accrued interest - related parties	118,587	113,863
Loans payable	358,030	348,030
Loans payable - related parties	344,000	258,000
Other current liabilities	-	2,540
Total current liabilities	1,301,809	1,166,591

Notes payable	50,000	50,000
Deferred rent	22,699	25,399
Total non-current liabilities	72,699	75,399

Total liabilities	1,374,508	1,241,990

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 212,813,141 and 212,813,141 shares issued and outstanding, respectively	212,813	212,813
Additional paid-in capital	15,783,181	15,673,181
Accumulated deficit during exploration stage	(16,032,128)	(15,794,055)
Accumulated other comprehensive loss	(80,000)	(500,000)
Total stockholders' deficit	(116,134)	(408,061)

Total liabilities and stockholders' deficit	$1,258,374	$833,929

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	105,042	87,683
Mineral exploration and evaluation expenses - related parties	15,000	15,000
General and administrative	46,648	48,695
General and administrative - related parties	36,000	35,000
Depreciation	20,991	26,045
Total operating expenses	223,681	212,423

Loss from operations	(223,681)	(212,423)

Other income (expense):
Interest and other income	-	-
Interest expense	(14,392)	(26,680)
Total other expense	(14,392)	(26,680)

Net loss	$(238,073)	$(239,103)

Other comprehensive gain:
Unrealized gain on marketable securities	420,000	-

Comprehensive gain (loss)	$181,927	$(239,103)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	212,813,141	185,593,141

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(238,073)	$(239,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,991	26,045
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000
Other assets	6,058	(150)
Accounts payable	15,511	9,128
Accounts payable - related parties	13,917	12,484
Other current liabilities	(2,540)	-
Accrued interest	7,606	6,072
Accrued interest - related parties	4,724	19,393
Deferred rent	(2,700)	(4,324)

Net cash used in operating activities	(174,506)	(167,455)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	110,000	-
Proceeds from stock issuance	-	200,000
Payments on borrowing - related party	-	(127)
Proceeds from borrowings	10,000	-
Proceeds from borrowings - related parties	86,000	250

Net cash provided by financing activities	206,000	200,123

NET CHANGE IN CASH	31,494	32,668

CASH AT BEGINNING OF PERIOD	67,991	13,706

CASH AT END OF PERIOD	$99,485	$46,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$99	$1,215

NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on marketable securities	$420,000	$-

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
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

Going Concern - As of July 31, 2014, the Company has incurred cumulative net losses of $16,032,128 from operations since inception, accumulated other comprehensive loss of $80,000, and has negative working capital of $1,193,787. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2014 and April 30, 2014 as follows:

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

Fair Value Measurements at July 31, 2014 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 7/31/2014	Prices in Active	Other	Unobservable
		Markets (Level	Observable	Inputs (Level 3)
		1)	Inputs (Level 2)
Investments in marketable securities	$920,000	$-	$920,000	$-
Total	$920,000	$-	$920,000	$-

Fair Value Measurements at April 30, 2014 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 4/30/2014	Prices in Active	Other	Unobservable
		Markets (Level	Observable	Inputs (Level 3
		1)	Inputs (Level 2)
Investments in marketable securities	$500,000	$-	$500,000	$-
Total	$500,000	$-	$500,000	$-

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. The Company did not recognized an impairment expense for the three months ended July 31, 2014 and 2013, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of July 31, 2014 and April 30, 2014, the Company has recorded an allowance for doubtful account of $14,761and $14,041, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on July 31, 2014 and April 30, 2014 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 154,985,129.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the financial position, results of operations or cash flows.

2. SCOTTSDALE FACILITY AGREEMENT

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor has agreed to loan the Company $150,000 (the “Principal”), which has already been advanced. The loan bears interest at a rate of 6% per annum, compounded annually and has a maturity date of December 31, 2014 (the “Maturity Date").

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

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

The Company has been operating in the Scottsdale facility in the prior years using the same technology licensed by the Company. As of July 31, 2014 and through the filing date of the Form 10-Q the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are legal obligation of the Company. As of July 31, 2014, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of July 31, 2014, the Creditor funded a total of $273,654. As of July 31, 2014 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $273,654 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds.

3.	INVESTMENT IN MARKETABLE SECURITIES

As of July 31, 2014 and April 30, 2014, investment in marketable securities consisted of $920,000 and $500,000, respectively. The market value was $0.46 and $0.25 per Gainey share on July 31, 2014 and April 30, 2014, respectively, traded on the Vancouver exchange, under the stock symbol GNC.V.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

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

As of July 31, 2014 and April 30, 2014, the Company has recorded an accumulated other comprehensive loss of $80,000 and $500,000, respectively, regarding its investment in marketable securities. Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

The following is a summary of available-for-sale marketable securities as of July 31, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity securities	$1,000,000	$--	$(80,000)	$920,000
Total	$1,000,000	$--	$(80,000)	$920,000

The following is a summary of available-for-sale marketable securities as of April 30, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity securities	$1,000,000	$--	$(500,000)	$500,000
Total	$1,000,000	$--	$(500,000)	$500,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2014	April 30, 2014
Process, lab and office equipment	$456,335	$456,335
Site equipment	22,369	22,369
Total property and equipment	478,704	478,704
Less: accumulated depreciation	(258,256)	(237,265)
	$220,448	$241,439

Depreciation expense was $20,991 and $26,045 for the three months ended July 31, 2014 and 2013, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

5.	ACCOUNTS PAYABLE - RELATED PARTIES

As of July 31, 2014 and April 30, 2014, accounts payable – related parties consisted of $210,000 and $196,083 respectively, due to one director and officer of the Company for consulting fees.

6.	LOANS PAYABLE

As of July 31, 2014 and April 30, 2014, loans payable of $358,030 and $348,030, respectively, consists of borrowings payable to four unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

7.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of July 31, 2014 and April 30, 2014, loans payable – related parties of $344,000 and $258,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of July 31, 2014 and April 30, 2014, accrued interest – related party was $118,587 and $113,863, respectively.

8.	NOTES PAYABLE

As of July 31, 2014 and April 30, 2014, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison pursuant to the NVRM Agreement noted above (see Note 4). Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2015. The note payable bears 6% interest annually.

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of July 31, 2014 are as follows:

Fiscal year ending April 30, 2015	$71,650
Fiscal year ending April 30, 2016	$56,608
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008

Lease expense was $34,213 and $47,484 for the three months ended July 31, 2014 and 2013, respectively.

Legal proceedings – The Company received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 rent; (ii) $52,223 for maintenance, clean-up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees. The Company is vigorously defending this lawsuit. There is no assurance that the Company will be able to successfully defend the lawsuit. The Company is currently evaluating the merits of the lawsuit and the probability of a favorable outcome. Rent expense of $50,858 is recorded as an account payable as of July 31, 2014. In the event of an unfavorable outcome, the Company will be required to record additional liability.

No other legal proceedings are pending, threatened or contemplated.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2014 and April 30, 2014, there were 212,813,141 shares of common stock outstanding and zero shares of preferred stock outstanding.

11.	STOCK OPTIONS AND WARRANTS

As of July 31, 2014 and April 30, 2014, there were 25,600,000 stock options and 129,385,129 stock warrants outstanding and exercisable.

Extension of Warrants

On July 10, 2014, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2014 to July 12, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

12.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2014, the Company incurred $51,000, in consulting fees expense from companies with a common director or officer.

For the three months ended July 31, 2013, the Company incurred $50,000, in consulting fees expense from companies with a common director or officer.

13.	SUBSEQUENT EVENTS

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our non-exclusive right and license on the process for the recovery of precious metals from coal ash and other materials.

On September 5, 2014, the Company issued 2,400,000 shares of common stock to two officers for options exercised at $0.02 per share in satisfaction of debt.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-K for the fiscal year ended April 30, 2014:

License Amendment

On August 20, 2014, we entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our non-exclusive right and license on the process for the recovery of precious metals from coal ash and other materials.

Option Issuance

On September 5, 2014, we issued 2,400,000 shares of its common stock to two officers for options exercised at $0.02 per share in satisfaction of debt.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
	July 31, 2014	July 31, 2013	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(223,681)	(212,423)	5.3%
Interest Expense	(14,392)	(26,680)	(46.1)%
Net Loss	$(238,073)	$(239,103)	(0.4)%

Revenues

We earned no revenues during the three months ended July 31, 2014 and 2013. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Expenses

The major components of our operating expenses for the three months ended July 31, 2014 and 2013 are outlined in the table below:

			Percentage
	Three Months Ended		Increase /
	July 31, 2014	July 31, 2013	(Decrease)
Mineral exploration and evaluation expenses	$105,042	$87,683	19.8%
Mineral exploration and evaluation expenses – related party	15,000	15,000	0.0%
General and administrative	46,648	48,695	(4.2)%
General and administrative – related party	36,000	35,000	2.9%
Depreciation	20,991	26,045	(19.4)%
Total Expenses	$223,681	$212,423	5.3%

Our operating expenses for the three months ended July 31, 2014 increased as compared to the three months ended July 31, 2013. The increase in our operating expenses primarily relates to an increase in mineral exploration and evaluation expenses, partially offset by a decrease in depreciation expense.

Mineral exploration and evaluation expenses primarily consisted of contract labor, rent, leased equipment, extraction-processing costs and utilities in connection with our Scottsdale Facility. The increase in mineral exploration and evaluation expenses in during the three months ended July 31, 2014, was primarily due to an increase in contract labor, extraction processing costs and utilities, offset by rent expense from our closed Phoenix facility.

During the three months ended July 31, 2014, our general and administrative and general and administrative related party expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2014	At April 30, 2014	Increase / (Decrease)
Current Assets	$108,022	$76,250	41.7%
Current Liabilities	(1,301,809)	(1,166,591)	11.6%
Working Capital Deficit	$(1,193,787)	$(1,090,341)	9.5%

Cash Flows
	Three Months Ended
	July 31, 2014	July 31, 2013
Net Cash Used in Operating Activities	$(174,506)	$(167,455)
Net Cash Provided By Financing Activities	206,000	200,123
Net Increase (Decrease) in Cash During Period	$31,494	$32,668

As at July 31, 2014, we had a working capital deficit of $1,193,787 as compared to a working capital deficit of $1,090,341 as at April 30, 2014. The increase in our working capital deficit is primarily due to an increase in loans payable-related parties, accounts payable-related parties and accounts payable, offset by an increase in cash.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2014, filed with the SEC on August 14, 2014.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 in rent; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean-up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. If the lawsuit is resolved unfavorably it will have a significant impact on our business operations and will limit our ability to continue our operations.

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

As of July 31, 2014, we had cash on hand of $99,485 and accumulated net loss of $16,032,128 and accumulated other comprehensive loss of $80,000 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

We are currently, party to a lawsuit that may be expensive and time consuming, and, if resolved adversely, could have a significant impact on our business and financial condition.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581, including, but not limited to: (1) $56,358 in rent; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean-up and legal fees. We intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. If the lawsuit is resolved unfavorably it will have a significant impact on our business operations and will limit our ability to continue our operations.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 5, 2014, we issued 2,400,000 shares of common stock on exercise of stock options at a price of $0.02 per share. The shares were issued pursuant to Section 4(2) of the United States Securities Act, as amended (the “Act”).

On August 20, 2014, we issued 7,980,493 shares of common stock to a former licensor. The shares were issued as consideration for the cancellation by the licensor of a 3.75% gross royalty on the proceeds from any commercial use of our process for the recovery of precious metals from coal ash and other materials. The shares were issued pursuant to Section 4(2) of the Act.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)

3.1	Articles of Incorporation. (1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)

3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)

3.4	Bylaws. (1)

3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)

4.1	Form of Share Certificate. (1)

10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)

10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)

10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)

10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)

10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)

10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)

10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)

10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)

10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)

10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)

10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)

10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)

10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)

10.14	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.15	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)

10.16	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

Exhibit
Number	Description of Exhibits

10.17	2011 Stock Incentive Plan.(7)

10.18	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)

10.19	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)

10.20	2013 Stock Incentive Plan.(10)

10.21	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)

10.22	Form of Non-Qualified Option Agreement.(13)

10.23	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)

10.24	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)

10.25	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)

10.26	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.

14.1	Code of Ethics. (3)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 19, 2014	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 19, 2014	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)