Form 10-Q
period 2014-10-31
ROYAL MINES & MINERALS CORP
filed 2014-12-16
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 10, 2014, the Registrant had 223,193,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
BALANCE SHEETS
(UNAUDITED)

	October 31, 2014	April 30, 2014

ASSETS

Current assets
Cash and cash equivalents	$8,212	$67,991
Prepaid expenses	-	7,500
Other current assets	1,037	759
Total current assets	9,249	76,250

Non-current assets
Investment in marketable securities	380,000	500,000
Property and equipment, net	201,707	241,439
Intellectual property	159,610	-
Other assets	7,655	16,240
Total non-current assets	748,972	757,679

Total assets	$758,221	$833,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$253,213	$200,857
Accounts payable - related parties	228,000	196,083
Accrued interest	62,431	47,218
Accrued interest - related parties	126,704	113,863
Loans payable	358,030	348,030
Loans payable - related parties	302,000	258,000
Other current liabilities	-	2,540
Total current liabilities	1,330,378	1,166,591

Notes payable	50,000	50,000
Deferred rent	20,000	25,399
Total non-current liabilities	70,000	75,399

Total liabilities	1,400,378	1,241,990

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 223,193,634 and 212,813,141 shares issued and outstanding, respectively	223,194	212,813
Additional paid-in capital	16,035,410	15,673,181
Accumulated deficit during exploration stage	(16,280,761)	(15,794,055)
Accumulated other comprehensive loss	(620,000)	(500,000)
Total stockholders' deficit	(642,157)	(408,061)

Total liabilities and stockholders' deficit	$758,221	$833,929

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	109,565	160,828	214,606	248,511
Mineral exploration and evaluation expenses - related parties	15,000	15,000	30,000	30,000
General and administrative	33,825	128,227	80,473	176,922
General and administrative - related parties	36,000	390,572	72,000	425,572
Loss on legal settlement	19,142	-	19,142	-
Depreciation	18,740	26,045	39,732	52,090
Total operating expenses	232,272	720,672	455,953	933,095

Loss from operations	(232,272)	(720,672)	(455,953)	(933,095)

Other income (expense):
Interest and other income	-	12	-	12
Interest expense	(16,361)	(26,643)	(30,753)	(53,323)
Total other expense	(16,361)	(26,631)	(30,753)	(53,311)

Net loss	$(248,633)	$(747,303)	$(486,706)	$(986,406)

Other comprehensive loss:
Unrealized loss on marketable securities	(540,000)	(700,000)	(120,000)	(700,000)

Comprehensive loss	$(788,633)	$(1,447,303)	$(606,706)	$(1,686,406)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	220,519,614	185,593,141	216,666,377	185,593,141

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(486,706)	$(986,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,732	52,090
Stock-based expenses	-	542,487
Reimbursement of Golden Anvil expenses	-	(16,945)
Changes in operating assets and liabilities:
Prepaid expenses	7,500	3,000
Other assets	8,307	3,330
Accounts payable	52,356	22,945
Accounts payable - related parties	31,917	30,484
Other current liabilities	(2,540)	-
Accrued interest	15,213	12,145
Accrued interest - related parties	12,841	39,786
Deferred rent	(5,399)	(5,274)

Net cash used in operating activities	(326,779)	(302,358)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contributions on Scottsdale facility	165,000	-
Proceeds from stock issuance	-	295,000
Payments on borrowings - related party	-	(127)
Proceeds from borrowings	10,000	-
Proceeds from borrowings - related parties	92,000	250

Net cash provided by financing activities	267,000	295,123

NET CHANGE IN CASH	(59,779)	(7,235)

CASH AT BEGINNING OF PERIOD	67,991	13,706

CASH AT END OF PERIOD	$8,212	$6,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$608	$295

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$159,610	$-
Stock issued in satisfaction of loans payable - related party	$48,000	$-
Unrealized loss on marketable securities	$(120,000)	$(700,000)

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

Going Concern - As of October 31, 2014, the Company has incurred cumulative net losses of $16,280,761 from operations since inception, accumulated other comprehensive loss of $620,000, and has negative working capital of $1,321,129. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2014 and April 30, 2014 as follows:

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

Fair Value Measurements at October 31, 2014 Using:

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. The Company did not recognized an impairment expense for the six months ended October 31, 2014 and 2013, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of October 31, 2014 and April 30, 2014, the Company has recorded an allowance for doubtful accounts of $14,761 and $14,041, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on October 31, 2014 and April 30, 2014 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 147,685,129 and 154,985,129, respectively.

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
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

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

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of October 31, 2014 and through the filing date of the Form 10-Q the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of October 31, 2014, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of October 31, 2014, the Creditor has funded a total of $329,000. As of October 31, 2014 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the six months ended October 31, 2014, the Company has received contributions totaling $165,000 on Scottsdale facility.

3.	INVESTMENT IN MARKETABLE SECURITIES

As of October 31, 2014 and April 30, 2014, investment in marketable securities consisted of $380,000 and $500,000, respectively. The market value was $0.19 and $0.25 per Gainey share on October 31, 2014 and April 30, 2014, respectively, traded on the Vancouver exchange, under the stock symbol GNC.V.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

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

As of October 31, 2014 and April 30, 2014, the Company has recorded an accumulated other comprehensive loss of $620,000 and $500,000, respectively, regarding its investment in marketable securities. Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

The following is a summary of available-for-sale marketable securities as of October 31, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity securities	$1,000,000	$--	$(620,000)	$380,000
Total	$1,000,000	$--	$(620,000)	$380,000

The following is a summary of available-for-sale marketable securities as of April 30, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity securities	$1,000,000	$--	$(500,000)	$500,000
Total	$1,000,000	$--	$(500,000)	$500,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2014	April 30, 2014
Process, lab and office equipment	$406,316	$456,335
Site equipment	-	22,369
Total property and equipment	406,316	478,704
Less: accumulated depreciation	(204,609)	(237,265)
	$201,707	$241,439

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

Depreciation expense was $39,732 and $52,090 for the six months ended October 31, 2014 and 2013, respectively. During the six months ended October 31, 2014, the Company disposed of fully depreciated assets totaling $72,388.

5.	INTELLECTUAL PROPERTY

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials. The intellectual property was valued at $159,610 or $0.02 per share of common stock, the Company’s market price on August 20, 2014 and has been capitalized as intellectual property. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of October 31, 2014.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of October 31, 2014 and April 30, 2014, accounts payable – related parties consisted of $228,000 and $196,083 respectively, due to one director and officer of the Company for consulting fees.

7.	LOANS PAYABLE

As of October 31, 2014 and April 30, 2014, loans payable of $358,030 and $348,030, respectively, consists of borrowings payable to four unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of October 31, 2014 and April 30, 2014, loans payable – related parties of $302,000 and $258,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of October 31, 2014 and April 30, 2014, accrued interest – related party was $126,704 and $113,863, respectively.

9.	NOTES PAYABLE

As of October 31, 2014 and April 30, 2014, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. Mr. Gunnison signed an extension agreement extending the payment deadline to June 30, 2015. The note payable bears 6% interest annually.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of October 31, 2014 are as follows:

Fiscal year ending April 30, 2015	$48,600
Fiscal year ending April 30, 2016	$56,608
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

Lease expense was $69,421 and $86,650 for the six months ended October 31, 2014 and 2013, respectively.

Legal proceedings – The Company received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint sought to recover damages of at least $108,581, including, but not limited to: (1) $56,358 rent; (ii) $52,223 for maintenance, clean-up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees.

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of October 31, 2014, the Company has a liability in the amount of $70,000 recorded in accounts payable related to this matter,

No other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor was granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials.

On September 5, 2014, the Company issued 2,400,000 shares of common stock to two officers for options exercised at $0.02 per share in satisfaction of debt.

As of October 31, 2014 and April 30, 2014, there were 223,193,634 and 212,813,141 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

11.	STOCK OPTIONS AND WARRANTS

As of October 31, 2014 and April 30, 2014, there were 19,600,000 and 25,600,000 stock options and 129,085,129 and 129,385,129 stock warrants, respectively, outstanding and exercisable.

Extension of Warrants

On July 10, 2014, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2014 to July 12, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2014
(UNAUDITED)

12.	RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2014, the Company incurred $102,000 in consulting fees expense from companies with a common director or officer, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

For the six months ended October 31, 2013, the Company incurred $102,000 in consulting fees expense from companies with a common director or officer, and $354,000 in compensation expense for the issuance of stock options to directors and officers of the Company.

13.	SUBSEQUENT EVENTS

Between November 3, 2014 and November 21, 2014, the Company received $170,000 in share subscriptions payable in a private offering for 3,400,000 units, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

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

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(232,272)	(720,672)	(67.8)%	(455,953)	(933,095)	(51.1)%
Other Items	(16,361)	(26,631)	(38.6)%	(30,753)	(53,311)	(42.3)%
Net Loss	$(248,633)	$(747,303)	(66.7)%	$(486,706)	$(986,406)	(50.7)%

Revenues

We earned no revenues during the six months ended October 31, 2014 and 2013. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2014	31, 2013	(Decrease)	31, 2014	2013	(Decrease)
Mineral exploration and evaluation expenses	$124,565	$175,828	(29.2)%	$244,606	$278,511	(12.2)%
General and administrative	69,825	518,799	(86.5)%	152,473	602,494	(74.7)%
Loss on legal settlement	19,142	-	100.0%	19,142	-	100.0%
Depreciation	18,740	26,045	(28.0)%	39,732	52,090	(23.7)%

Total Operating Expenses	$232,272	$720,672	(67.8)%	$455,953	$933,095	(51.1)%

Our operating expenses for the three months ended October 31, 2014 decreased as compared to the three months ended October 31, 2013. The decrease in our operating expenses primarily relates to a $542,487 stock-based compensation expense for stock options issued during the three months ended October 31, 2013. No stock options were issued during the three months ended October 31, 2014.

Our operating expenses for the six months ended October 31, 2014 decreased as compared to the six months ended October 31, 2013. The decrease in our operating expenses primarily relates to a $542,487 stock-based compensation expense for stock options issued during the six months ended October 31, 2013. No stock options were issued during the six months ended October 31, 2014.

Mineral exploration and evaluation expenses primarily consist of contract labor, rent, leased equipment, extraction-processing costs and utilities in connection with our Scottsdale Facility. The decrease in mineral exploration and evaluation expenses during the three and six months ended October 31, 2014, was primarily due to a $89,915 stock-based compensation expense for stock options issued in October 2013, offset by an increase in contract labor, leased equipment and utilities.

During the three and six months ended October 31, 2014, our general and administrative expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act.

Loss on legal settlement relates to additional expenses incurred with respect to our lease of our Phoenix facility, which we closed in November 2012. See Item 1. Legal Proceedings below for additional details.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2014	At April 30, 2014	Increase / (Decrease)
Current Assets	$9,249	$76,250	(87.9)%
Current Liabilities	(1,330,378)	(1,166,591)	14.0%
Working Capital Deficit	$(1,321,129)	$(1,090,341)	21.2%

Cash Flows

	Six Months Ended
	October 31, 2014	October 31, 2013
Net Cash Used in Operating Activities	$(326,779)	$(302,358)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	267,000	295,123
Net Decrease in Cash During Period	$(59,779)	$(7,235)

As of October 31, 2014, we had a working capital deficit of $1,321,129 as compared to a working capital deficit of $1,090,341 at our year ended April 30, 2014. The increase in our working capital deficit is primarily due to a decrease in cash and an increase in accounts payable, accounts payable-related parties and loans payable-related parties.

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

Subsequent to October 31, 2014, the Company received $170,000 in stock subscriptions payable. Such securities have not been issued as at the date of this filing.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2014 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and us, as amended (the “Lease Agreement”). The Complaint seeks to recover damages of at least $108,581.18, including, but not limited to: (1) $56,358 rent owing; (ii) $52,223 for maintenance, clean up costs and construction; and (3) undetermined damages for additional repair, clean up and legal fees,

On October 22, 2014, we entered into a memorandum of settlement with the Landlord. Under the terms of the memorandum, we are required to pay a total of $70,000 to the Landlord as follows: $5,000 on or before November 24, 2014 (which has been paid); $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless we default on our payment obligations noted above. As of October 31, 2014, the Company has a liability in the amount of $70,000 recorded in accounts payable related to this matter.

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

As of October 31, 2014, we had cash on hand of $8,212 and accumulated net loss of $16,280,761 and accumulated other comprehensive loss of $620,000 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Mineral Property Option Agreement dated January 28, 2007 between Eugene E. Phebus and Royal Mines Inc. (5)
10.2	Mineral Property Option Agreement dated January 28, 2007 between Charles G. Moore and Royal Mines Inc. (5)
10.3	Mineral Property Option Agreement dated January 10, 2007 between James E. Sharp and Royal Mines Inc. (5)
10.4	Mineral Property Option Agreement dated January 28, 2007 between Ben Barnes and Royal Mines Inc. (5)
10.5	Mineral Property Option Agreement dated January 28, 2007 between Walter Simmons II and Royal Mines Inc. (5)
10.6	Mineral Property Option Agreement dated January 28, 2007 between Leo Corbet and Royal Mines Inc. (5)
10.7	Mineral Property Option Agreement dated January 28, 2007 between William Tao and Royal Mines Inc. (5)
10.8	Mineral Property Option Agreement dated January 28, 2007 between Dr. Wilbur J. Guay and Royal Mines Inc. (5)
10.9	Mineral Property Option Agreement dated January 28, 2007 between Olivia Tearnan and Royal Mines Inc. (5)
10.10	Mineral Property Option Agreement dated January 28, 2007 between Jim Mack and Royal Mines Inc. (5)
10.11	Mineral Property Option Agreement dated January 28, 2007 between Ron Manarey and Royal Mines Inc. (5)
10.12	Mineral Property Option Agreement dated January 28, 2007 between William Lintz and Royal Mines Inc. (5)
10.13	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.14	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.15	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.16	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.17	2011 Stock Incentive Plan.(7)

Exhibit
Number	Description of Exhibits

10.18	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.19	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.20	2013 Stock Incentive Plan.(10)
10.21	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.22	Form of Non-Qualified Option Agreement.(13)
10.23	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.24	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.25	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.26	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.27	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust.
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.	INS XBRL Instance Document.
101.	SCH XBRL Taxonomy Extension Schema.
101.	CAL XBRL Taxonomy Extension Calculation Linkbase.
101.	DEF XBRL Taxonomy Extension Definition Linkbase.
101.	LAB XBRL Taxonomy Extension Label Linkbase.
101.	PRE XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on From 10-Q filed on September 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 15, 2014	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2014	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)