Form 10-Q
period 2015-01-31
ROYAL MINES & MINERALS CORP
filed 2015-03-17
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
As of March 16, 2015, the Registrant had 223,193,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
BALANCE SHEETS
(UNAUDITED)

	January 31, 2015	April 30, 2014

ASSETS

Current assets
Cash and cash equivalents	$10,467	$67,991
Prepaid expenses	-	7,500
Other current assets	1,037	759
Total current assets	11,504	76,250

Non-current assets
Investment in marketable securities	520,000	500,000
Property and equipment, net	184,265	241,439
Intellectual property	159,610	-
Other assets	7,655	16,240
Total non-current assets	871,530	757,679

Total assets	$883,034	$833,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$246,593	$200,857
Accounts payable - related parties	240,000	196,083
Accrued interest	70,037	47,218
Accrued interest - related parties	134,423	113,863
Loans payable	358,030	348,030
Loans payable - related parties	302,000	258,000
Notes payable	50,000	50,000
Other current liabilities	-	2,540
Total current liabilities	1,401,083	1,216,591

Deferred rent	16,467	25,399
Total non-current liabilities	16,467	25,399

Total liabilities	1,417,550	1,241,990

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 223,193,634 and 212,813,141 shares issued and outstanding, respectively	223,194	212,813
Additional paid-in capital	16,035,410	15,673,181
Subscriptions payable	170,000	-
Accumulated deficit during exploration stage	(16,483,120)	(15,794,055)
Accumulated other comprehensive loss	(480,000)	(500,000)
Total stockholders' deficit	(534,516)	(408,061)

Total liabilities and stockholders' deficit	$883,034	$833,929

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	94,336	80,294	308,942	328,805
Mineral exploration and evaluation expenses - related parties	15,000	15,000	45,000	45,000
General and administrative	24,133	41,529	104,605	218,451
General and administrative - related parties	36,000	36,000	108,000	461,572
Loss on legal settlement	-	-	19,142	-
Depreciation	17,441	26,039	57,174	78,129
Total operating expenses	186,910	198,862	642,863	1,131,957

Loss from operations	(186,910)	(198,862)	(642,863)	(1,131,957)

Other income (expense):
Interest and other income	-	-	-	12
Interest expense	(15,449)	(13,731)	(46,202)	(67,054)
Total other expense	(15,449)	(13,731)	(46,202)	(67,042)

Net loss	$(202,359)	$(212,593)	$(689,065)	$(1,198,999)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	140,000	80,000	20,000	(620,000)

Comprehensive loss	$(62,359)	$(132,593	$(669,065)	$(1,818,999)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	223,193,634	207,476,619	218,842,130	192,887,634

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(689,065)	$(1,198,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,174	78,129
Stock-based expenses	-	542,487
Reimbursement of Golden Anvil expenses	-	(16,945
Changes in operating assets and liabilities:
Prepaid expenses	7,500	3,000
Other assets	8,307	(33,755)
Accounts payable	45,736	36,315
Accounts payable - related parties	43,917	43,567
Other current liabilities	(2,540)	-
Accrued interest	22,819	16,368
Accrued interest - related parties	20,560	49,090
Deferred rent	(8,932)	(7,689)

Net cash used in operating activities	(494,524)	(488,432)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contributions on Scottsdale facility	165,000	-
Proceeds from stock issuance	-	345,000
Proceeds from subscriptions payable	170,000	-
Payments on borrowings - related party	-	(127)
Proceeds from borrowings	10,000	150,000
Proceeds from borrowings - related parties	92,000	250

Net cash provided by financing activities	437,000	495,123

NET CHANGE IN CASH	(57,524)	6,691

CASH AT BEGINNING OF PERIOD	67,991	13,706

CASH AT END OF PERIOD	$10,467	$20,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$954	$595

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$159,610	$-
Stock issued in satisfaction of accounts payable - related parties	$-	$(310,000)
Stock issued in satisfaction of accrued interest - related parties	$-	$(5,000)
Stock issued in satisfaction of accrued interest	$-	$(11,000)
Stock issued in satisfaction of loans payable - related party	$48,000	$(690,000)
Unrealized gain (loss) on marketable securities	$20,000	$(620,000)
Marketable securities received as payment on loans receivable	$-	$893,055

The accompanying notes are an integral part of these financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is considered an exploration stage company. The Company's primary objectives are to 1) commercially and viably extract and refine precious metals from specific coal ash (fly and bottom), ores and other leachable assets, 2) use its proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

Going Concern - As of January 31, 2015, the Company has incurred cumulative net losses of $16,483,120 from operations since inception, accumulated other comprehensive loss of $480,000, and has negative working capital of $1,389,579. The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company's financial instruments consist of cash, prepaid expenses, other assets, marketable securities, accounts payable, accrued liabilities, and loans payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2015 and April 30, 2014 as follows:

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

Fair Value Measurements at January 31, 2015 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 7/31/2014	Prices in Active	Other	Unobservable
		Markets (Level	Observable	Inputs (Level 3)
		1)	Inputs (Level 2)
Investments in
marketable securities	$520,000	$-	$520,000	$-
Total	$520,000	$-	$520,000	$-

Fair Value Measurements at April 30, 2014 Using:

Assets:	Total Carrying Value	Quoted Marked	Significant	Significant
	as of 4/30/2014	Prices in Active	Other	Unobservable
		Markets (Level	Observable	Inputs (Level 3)
		1)	Inputs (Level 2)
Investments in
marketable securities	$500,000	$-	$500,000	$-
Total	$500,000	$-	$500,000	$-

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. The Company did not recognize an impairment expense for the nine months ended January 31, 2015 and 2014, respectively.

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of January 31, 2015 and April 30, 2014, the Company has recorded an allowance for doubtful accounts of $14,761 and $14,041, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on January 31, 2015 and April 30, 2014 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 147,685,129 and 154,985,129, respectively.

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

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor has agreed to loan the Company $150,000 (the “Principal”), which has already been advanced. The loan bears interest at a rate of 6% per annum, compounded annually and has a maturity date of December 31, 2015 (the “Maturity Date").

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

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
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

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of January 31, 2015 and through the filing date of the Form 10-Q the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of January 31, 2015, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of January 31, 2015, the Creditor has funded a total of $329,000. As of January 31, 2015 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the nine months ended January 31, 2015, the Company has received contributions totaling $165,000 on the Scottsdale facility.

3.	INVESTMENT IN MARKETABLE SECURITIES

As of January 31, 2015 and April 30, 2014, investment in marketable securities consisted of $520,000 and $500,000, respectively. The market value was $0.26 and $0.25 per Gainey share on January 31, 2015 and April 30, 2014, respectively, traded on the Vancouver exchange, under the stock symbol GNC.V.

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

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

% of Shares to be Released	Date of Release
5%	October 2, 2013
5%	April 2, 2014
10%	October 2, 2014
10%	April 2, 2015
15%	October 2, 2015
15%	April 2, 2016
40%	October 2, 2016

In addition, the Gainey Shares were subject to a voluntary pooling agreement, which provided that none of the Gainey Shares could be traded before October 2, 2014.

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

As of January 31, 2015 and April 30, 2014, the Company has recorded an accumulated other comprehensive loss of $480,000 and $500,000, respectively, regarding its investment in marketable securities. Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

The following is a summary of available-for-sale marketable securities as of January 31, 2015:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value

Equity	$1,000,000	$--	$(480,000)	$520,000
securities
Total	$1,000,000	$--	$(480,000)	$520,000

The following is a summary of available-for-sale marketable securities as of April 30, 2014:

	Cost	Unrealized	Unrealized	Market or
		Gain	(Losses)	Fair Value
Equity	$1,000,000	$--	$(500,000)	$500,000
securities
Total	$1,000,000	$--	$(500,000)	$500,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2014	April 30, 2014
Process, lab and office equipment	$406,316	$456,335
Site equipment	-	22,369
Total property and equipment	406,316	478,704
Less: accumulated depreciation	(222,051)	(237,265)
	$184,265	$241,439

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

Depreciation expense was $57,174 and $78,129 for the nine months ended January 31, 2015 and 2014, respectively. During the nine months ended January 31, 2015 and 2014, the Company disposed of fully depreciated assets totaling $72,388 and $472,640, respectively.

5.	INTELLECTUAL PROPERTY

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials. The intellectual property was valued at $159,610 or $0.02 per share of common stock, the Company’s market price on August 20, 2014 and has been capitalized as intellectual property. Based on estimated future cash flows expected to be generated from the intellectual property, the Company does not believe the asset to be impaired as of January 31, 2015.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of January 31, 2015 and April 30, 2014, accounts payable – related parties consisted of $240,000 and $196,083 respectively, due to one officer of the Company for consulting fees.

7.	LOANS PAYABLE

As of January 31, 2015 and April 30, 2014, loans payable of $358,030 and $348,030, respectively, consists of borrowings payable to four unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand. As of January 31, 2015 and April 30, 2014, accrued interest was $70,037 and $47,218, respectively.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of January 31, 2015 and April 30, 2014, loans payable – related parties of $302,000 and $258,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. As of January 31, 2015 and April 30, 2014, accrued interest – related party was $134,423 and $113,863, respectively.

9.	NOTES PAYABLE

As of January 31, 2015 and April 30, 2014, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of January 31, 2015 are as follows:

Fiscal year ending April 30, 2015	$24,300
Fiscal year ending April 30, 2016	$56,608
Fiscal year ending April 30, 2017	$42,016
Fiscal year ending April 30, 2018	$21,008

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

Lease expense was $105,479 and $99,225 for the nine months ended January 31, 2015 and 2014, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of January 31, 2015, the Company has a liability in the amount of $60,000 recorded in accounts payable related to this matter.

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

Between November 3, 2014 and November 21, 2014, the Company received $170,000 in subscriptions payable in a private offering for 3,400,000 units, with each unit consisting of one share of common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of two years from the date of issue.

As of January 31, 2015 and April 30, 2014, there were 223,193,634 and 212,813,141 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

12.	STOCK OPTIONS AND WARRANTS

As of January 31, 2015 and April 30, 2014, there were 19,600,000 and 25,600,000 stock options, and 128,085,129 and 129,385,129 stock warrants, respectively, outstanding and exercisable.

F-4

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2015
(UNAUDITED)

Extension of Warrants

On July 10, 2014, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2014 to July 12, 2015. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

On January 15, 2015, the Company extended the expiration dates of the following warrants:

a)

22,476,840 warrants previously issued on February 24 2009, from an expiration date of February 23, 2015 to February 23, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

b)

11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2015 to January 30, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

c)

32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2015 to January 17, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

d)

11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2015 to January 29, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

13.	RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2015, the Company incurred $153,000 in consulting fees expense from companies with a common director or officer, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

For the nine months ended January 31, 2014, the Company incurred $153,000 in consulting fees expense from companies with a common director or officer, and $354,000 in compensation expense for the issuance of stock options to directors and officers of the Company.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are an exploration stage company and our primary objectives are to: (i) commercially and viably extract and refine precious metals from specific coal (fly and bottom) ash and other leachable assets; (ii) use our proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets; and (iii) joint venture, acquire and develop mining projects in North America.

We are focusing our business on commercially processing specific coal ash through a process of mechanical attrition, chemical treatments and thermal sintering that exposes extractable gold (the “Cholla Process”) at our processing and refining plant located in Scottsdale, Arizona (the “Scottsdale Facility”). This process agglomerates metal atoms into larger nanoparticles, before forming bulk gold metal. Once in bulk gold metal, all traditional assay methods can effectively measure value. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation.

In September 2013, we released Golden Anvil S.A. de C.V. (“Golden Anvil”) from loan agreements pursuant to which, Golden Anvil owed us USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to us as part of an asset purchase agreement between Golden Anvil and Gainey.

We are actively seeking to enter into joint ventures with third parties who have legal rights to fly ash resources, including landfills. There is no assurance that we will be able to commercially extract precious metals from fly ash or other mineable ores using our Cholla process or that we will be able to enter into joint ventures for the exploration and development of additional mining projects.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended October 31, 2015:

Extension of Warrant Expiry Dates

On January 15, 2015, we extended the expiration dates of the following warrants:

(a)

22,476,840 warrants previously issued on February 24 2009, from an expiration date of February 23, 2015 to February 23, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

(b)

11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2015 to January 30, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

(c)

32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2015 to January 17, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share; and

(d)

11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2015 to January 29, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue	$-	$-	-	$-	$-	-
Expenses	(186,910)	(198,862)	(6.0)%	(642,863)	(1,131,957)	(43.2)%
Other items	(15,449)	(13,731)	12.5%	(46,202)	(67,042)	(31.1)%
Net loss	$(202,359)	$(212,593)	(4.8)%	$(689,065)	$(1,198,999)	(42.5)%

Revenues

We earned no revenues during the nine months ended January 31, 2015 and 2014. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January	January 31,	Increase /
	2015	2014	(Decrease)	31, 2015	2014	(Decrease)
Mineral exploration and evaluation expenses	$109,336	$95,294	14.7%	$353,942	$373,805	(5.3)%
General and administrative	60,133	77,529	(22.4)%	212,605	680,023	(68.7)%
Loss on legal settlement	-	-	-	19,142	-	100.0%
Depreciation and amortization	17,441	26,039	(33.0)%	57,174	78,129	(26.8)%
Total operating expenses	$186,910	$198,862	(6.0)%	$642,863	$1,131,957	(43.2)%

Our operating expenses for the three months ended January 31, 2015 decreased as compared to the three months ended January 31, 2014. The decrease in our operating expenses primarily relates to decreased general and administrative expenses and depreciation, partially offset by an increase in mineral exploration and evaluation expenses.

Our operating expenses for the nine months ended January 31, 2015 decreased as compared to the nine months ended January 31, 2014. The decrease in our operating expenses primarily relates to a decrease in general and administrative expenses.

Mineral exploration and evaluation expenses primarily consist rent, leased equipment, extraction-processing costs, consulting fees and labor expenses in connection with our Scottsdale Facility. During the nine months ended January 31, 2014, mineral exploration and evaluation expenses included $89,915 in stock option compensation.

During the three and nine months ended January 31, 2015 and 2014, our general and administrative expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act. During the nine months ended January 31, 2014, general and administrative expenses included $452,572 in stock option compensation.

Loss on legal settlement relates to additional expenses incurred with respect to our lease of our Phoenix facility, which we closed in November 2012. See Item 1. Legal Proceedings below for additional details.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At January 31, 2015	At April 30, 2014	Increase / (Decrease)
Current assets	$11,504	$76,250	(84.9)%
Current liabilities	(1,401,083)	(1,166,591)	15.2%
Working capital deficit	$(1,389,579)	$(1,090,341)	21.9%

Cash Flows

	Nine Months Ended
	January 31, 2015	January 31, 2014
Net cash used in operating activities	$(494,524)	$(488,432)
Net cash used in investing activities	-	-
Net cash provided by financing activities	437,000	495,123
Net increase (decrease) in cash during period	$(57,524)	$6,691

As of January 31, 2015, we had a working capital deficit of $1,389,579 as compared to a working capital deficit of $1,090,341 as of April 30, 2014. The increase in our working capital deficit is primarily due to a decrease in cash and an increase in accounts payable, loans payable and accrued interest.

During the three months ended January 31, 2015, the Company received $170,000 in stock subscriptions payable. Such securities have not been issued as at the date of this filing.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2014, filed with the SEC on August 15, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2014, we entered into a memorandum of settlement with the Landlord. Under the terms of the memorandum, we are required to pay a total of $70,000 to the Landlord as follows: $5,000 on or before November 24, 2014 (which has been paid); $5,000 payable 90 days thereafter (which has been paid); six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless we default on our payment obligations noted above. As of January 31, 2015, the Company has a liability in the amount of $60,000 recorded in accounts payable related to this matter.

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

As of January 31, 2015, we had cash on hand of $10,467 and accumulated net loss of $16,483,120 and accumulated other comprehensive loss of $480,000 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on December 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 17, 2015	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2015	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)