Form 10-K
period 2015-04-30
ROYAL MINES & MINERALS CORP
filed 2015-07-30
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2015

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
Yes [  ]                     No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,226,364 as of October 31, 2014, based on $0.017, the price at which the common equity was last sold.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 29, 2015, the Registrant had 228,793,634 shares of common stock outstanding.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2015

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended January 31, 2015:

Private Placement Offerings

On March 31, 2015, we issued an aggregate of 5,600,000 Units (the "Units") at a price of $0.05 per Unit in separate concurrent private placement offerings (the “Offerings”) for aggregate cash proceeds of $170,000 and to settle outstanding indebtedness of $110,000, as set forth below. Each Unit is comprised of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of our common stock at an exercise price of $0.10 for a two year period from the date of issuance.

US Private Placement - We issued 400,000 Units for cash proceeds of $20,000. The issuance was completed pursuant to the provisions of Rule 506 of Regulation D of the United States Securities Act of 1933, as amended (the “Act”). The subscriber represented that he was an accredited investor as defined under Regulation D of the Act.

Foreign Private Placement – We issued 5,200,000 Units for cash proceeds of $150,000 and to settle outstanding indebtedness of $170,000. The issuances were completed pursuant to the provisions of Regulation S of the Act. We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person.

Grant of Options under the 2013 Stock Incentive Plan

Effective March 25, 2015 we granted to our directors and officers, non-qualified stock options to acquire an aggregate of 4,500,000 shares of our common stock under our 2013 Stock Incentive Plan (the “2013 Plan”). The options granted are exercisable immediately at a price of $0.01 per share, and expire five years after the grant date.

	Total Number of
	Shares Subject to	Exercise Price
Name	Options	Per Share	Expiration Date

K. Ian Matheson CEO, President and Director	2,000,000	$0.01	March 25, 2020
Jason S. Mitchell CFO, Treasurer, Secretary and Director	2,000,000	$0.01	March 25, 2020
Michael C. Boyko Director	500,000	$0.01	March 25, 2020

In addition to the options granted to our directors and executive officers, we granted options to acquire an additional 2,000,000 shares of our common stock under the 2013 Plan to various consultants.

Extension of Warrants

On July 10, 2015, we extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2015 to July 12, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share.

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

On April 16, 2014, we entered into an agreement with GJS Capital Corp. ("GJS"). Under the terms of the Agreement, GJS has agreed to form a joint venture with us for the purpose of constructing and operating a processing plant at the Scottsdale facility utilizing our licensed technology. Under the agreement, GJS and we shall form a limited liability company (“Newco”) to operate the Joint Venture, and ownership of Newco would be split equally between GJS and us. In addition, GJS would advance up to a total of $287,500, to Newco to fund the initial construction and operation costs of the Newco. These advances are not expected to be paid back to GJS.

We have been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of April 30, 2015 and through the filing date of this annual report on Form 10-K, we and GJS have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by us and are our legal obligation. As of April 30, 2015, no bank account has been established for the joint venture and as a result we have paid all expenses related to the Scottsdale facility directly via our bank accounts. Funding under the joint venture have been deposited by us into bank accounts owned by us. As of April 30, 2015, the Creditor funded a total of $329,000. As of April 30, 2015 and through the date of the filing date of this annual report on Form 10-K, we have not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, we have accounted for the funds received totaling $329,000 as contributed capital since in substance, GJS has secured future revenue of the Scottsdale facility operations with such funds. For the year ended April 30, 2015 and April 30, 2014, the Company received contributions totaling $165,000 and $164,000, respectively.

On August 20, 2014, we entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor was granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials. The intellectual property was valued at $159,610 or $0.02 per share of common stock, the Company’s market price on August 20, 2014, and was capitalized. Based on the unpredictable timing of estimated future cash flows expected to be generated from the intellectual property, the Company recognized an impairment expense of $159,610 as of April 30, 2015.

Compliance with Government Regulation

Our activities are subject to extensive federal, state, and local regulations in the United States. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays, the extent of which cannot be predicted.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2015, we spent approximately $511,705 on mineral exploration and evaluation costs. During our fiscal year ended April 30, 2014, we spent approximately $526,930 on mineral exploration and evaluation costs.

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

As of April 30, 2015, we had cash on hand of $10,860 and accumulated net loss of $17,599,060 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

In September 2013, we released Golden Anvil S.A. de C.V. (“Golden Anvil”) from loan agreements pursuant to which, Golden Anvil owed us USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to us as part of an asset purchase agreement between Golden Anvil and Gainey (the “Transaction”).

We received a verified complaint (the “Complaint”), dated April 17, 2015, that was filed in The Supreme Court of British Columbia in Vancouver, Canada, by 1254859 Ontario Inc. (the “the Claimant”), alleging breach of contract, against Golden Anvil, Marco Antonia Rincon Valdes and us. The Complaint seeks to recover 1,000,000 shares of Gainey and reimbursement of expenses incurred while rendering services related to the Transaction. We do not believe that there was a contract as alleged and we intend to vigorously defend this lawsuit. There is no assurance that we will be able to successfully defend the lawsuit. If the lawsuit is resolved unfavorably it will have a significant impact on our business operations and will limit our ability to continue our operations.

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

We also rent premises located at 7815 E. Thunderbird Rd., Scottsdale, AZ 85260, for use as corporate housing, at a cost of $2,600 per month. We entered into a lease with respect to this premises which expires May 31, 2016.

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

In September 2013, we released Golden Anvil S.A. de C.V. (“Golden Anvil”) from loan agreements pursuant to which, Golden Anvil owed us USD$983,055 in secured indebtedness. In exchange for the release, Golden Anvil had 2,000,000 common shares of Gainey Capital Corp. (“Gainey”) issued to us as part of an asset purchase agreement between Golden Anvil and Gainey (the “Transaction”).

In May 2015, we received a verified complaint (the “Complaint”), dated April 17, 2015, that was filed in The Supreme Court of British Columbia in Vancouver, Canada, by 1254859 Ontario Inc. (the “Claimant”), alleging breach of contract, against Golden Anvil, Marco Antonia Rincon Valdes and us. The Complaint seeks to recover 1,000,000 shares of Gainey and reimbursement of expenses incurred by the Claimant in relation to the Transaction.

On June 1, 2015, the Company filed a response to the Complaint, denying: 1) entering into any oral agreement; 2) that the Plaintiff presented a potential transaction with Gainey; 3) that there was any fee payable to Plaintiff upon completion of a transaction with Gainey; 4) any existence of an agreement with Plaintiff and as such, the Gainey transaction was not related to any agreement with Plaintiff; and 5) any obligation to pay a fee to Plaintiff, contractually or otherwise. While the Company intends to vigorously defend the lawsuit, there is no assurance that the Company will be able to successfully defend the lawsuit. If the lawsuit is resolved unfavorably it will have a significant impact on our business operations and will limit our ability to continue our operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low prices of the common shares obtained during the periods indicated:

	2015		2014
	High	Low	High	Low
First Quarter ended July 31	$0.019	$0.011	$0.035	$0.007
Second Quarter ended October 31	$0.035	$0.009	$0.049	$0.01
Third Quarter ended January 31	$0.036	$0.012	$0.05	$0.03
Fourth Quarter ended April 30	$0.031	$0.012	$0.05	$0.018

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 29, 2015, there were 137 registered holders of record of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

All unregistered sales of our equity securities made during the year ended April 30, 2015 have been reported by us in our Quarterly Reports and our Current Reports filed with the SEC during the year.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Summary of Year End Results

	Years Ended April 30,		Percentage
	2015	2014	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,744,012)	(1,363,124)	(27.9)%
Other Items	(60,993)	(81,098)	(24.8)%
Net Loss	$(1,805,005)	$(1,444,222)	(25.0)%

Revenues

During the years ended April 30, 2015 and 2014, we earned no revenues. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of coal ash.

Operating Expenses

The major components of our operating expenses for the years ended April 30, 2015 and 2014 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2015	April 30, 2014	(Decrease)
Mineral exploration and evaluation expenses	$423,731	$466,930	(9.3)%
Mineral exploration and evaluation expenses – related party	87,974	60,000	46.6%
General and administrative	129,133	238,633	(45.9)%
General and administrative – related party	176,967	497,666	(64.4)%
Depreciation and amortization	74,615	99,895	(25.3)%
Impairment of intellectual property	159,610	-	100.0%
Other than temporary loss on marketable securities	528,000	-	100.0%
Loss on sale of marketable securities	150,253	-	100.0%
Loss on legal settlement	19,142	-	100.0%
Bad debt expense	720	-	100.0%
Gain on forgiveness of accrued interest	(6,133)	-	100.0%
Total operating expenses	$1,744,012	$1,363,124	(27.9)%

Our operating expenses for the year ended April 30, 2015 increased as compared to the year ended April 30, 2014. The increase in our operating expenses primarily related to an impairment of marketable securities, an impairment of intellectual property, and a loss on sale of marketable securities. The increase was partially offset by decreases in mineral exploration and evaluation expenses, general and administrative expenses, general and administrative – related party expenses, and depreciation expense.

Mineral exploration and evaluation expenses primarily consist of contracted labor, rent, consulting fees, leased equipment, and stock option compensation in connection with our Scottsdale Facility.

Impairment of intellectual property relates to an impairment expense recognized due to the unpredictable timing of estimated future cash flows expected to be generated from the intellectual property.

Other than temporary loss on marketable securities relates to the realized losses recognized for the continued decline in stock price of our Gainey Capital Corp shares.

Loss on sale of marketable securities relates to the sale of shares of Gainey Capital Corp. that were held by the Company.

Loss on legal settlement relates to payments from a previous lawsuit.

Gain on forgiveness of accrued interest relates to accrued interest forgiven on debt converted into common stock.

Our general and administrative expenses primarily consist of: (i) monthly consulting fees to our Chief Financial Officer, Mr. Mitchell; (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) compensation expense for stock options issued to our executives and directors.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Years Ended April 30
	2015	2014
Net Cash Used In Operating Activities	$(624,878)	$(584,014)
Net Cash Provided By (Used In) Investing Activities	49,747	(120,478)
Net Cash Provided By Financing Activities	518,000	758,777
Net Increase (Decrease) in Cash During Period	$(57,131)	$54,285

Working Capital

			Percentage
	At April 30, 2015	At April 30, 2014	Increase / (Decrease)
Current Assets	$11,897	$76,250	(84.4)%
Current Liabilities	(1,405,399)	(1,216,591)	15.5%
Working Capital Deficit	$(1,393,502)	$(1,140,341)	22.2%

As at April 30, 2015, we had a working capital deficit of $1,393,502 as compared to a working capital deficit of $1,140,341 as at our year ended April 30, 2014. The increase in our working capital deficit is primarily due to a decrease in cash and an increase in accounts payable and accrued interest.

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

Use of Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates

Mineral Exploration Costs – Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses.”

Research and Development - All research and development expenditures are expensed as incurred.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating expenses.

Impairment of Long-Lived Assets - We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.

Stock-Based Compensation – We account for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, we estimate the fair value of the award using a valuation technique. For this purpose, we use the Black-Scholes option pricing model. We believe this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (De Joya Griffith, LLC);

2.	Audited Financial Statements for the Years Ended April 30, 2015 and 2014, including:

3.	Balance Sheets at April 30, 2015 and 2014;

4.	Statements of Operations for the years ended April 30, 2015 and 2014;

5.	Statement of Stockholders’ Deficit for the years ended April 30, 2015 and 2014;

6.	Statements of Cash Flows for the years ended April 30, 2015 and 2014; and

7.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Royal Mines and Minerals Corp.

We have audited the accompanying balance sheets of Royal Mines and Minerals Corporation (the “Company”) as of April 30, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. Royal Mines and Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp. as of April 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
July 27, 2015

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

ROYAL MINES AND MINERALS CORP.
BALANCE SHEETS

	April 30, 2015	April 30, 2014

ASSETS

Current assets
Cash and cash equivalents	$10,860	$67,991
Prepaid expenses	-	7,500
Other current assets	1,037	759
Total current assets	11,897	76,250

Non-current assets
Investment in marketable securities	272,000	500,000
Property and equipment, net	166,824	241,439
Other assets	7,655	16,240
Total non-current assets	446,479	757,679

Total assets	$458,376	$833,929

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$254,938	$200,857
Accounts payable - related parties	266,734	196,083
Accrued interest	70,762	47,218
Accrued interest - related parties	141,935	113,863
Loans payable	248,030	348,030
Loans payable - related parties	373,000	258,000
Notes payable	50,000	50,000
Other current liabilities	-	2,540
Total current liabilities	1,405,399	1,216,591

Deferred rent	12,518	25,399
Total non-current liabilities	12,518	25,399

Total liabilities	1,417,917	1,241,990

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 228,793,634 and 212,813,141 shares issued and outstanding, respectively	228,794	212,813
Additional paid-in capital	16,400,725	15,673,181
Subscriptions payable	10,000	-
Accumulated deficit during exploration stage	(17,599,060)	(15,794,055)
Accumulated other comprehensive loss	-	(500,000)
Total stockholders' deficit	(959,541)	(408,061)

Total liabilities and stockholders' deficit	$458,376	$833,929

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	April 30, 2015	April 30, 2014

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	423,731	466,930
Mineral exploration and evaluation expenses - related parties	87,974	60,000
General and administrative	129,133	238,633
General and administrative - related parties	176,967	497,666
Depreciation and amortization	74,615	99,895
Impairment of intellectual property	159,610	-
Other than temporary loss on marketable security	528,000	-
Loss on sale of marketable securities	150,253	-
Loss on legal settlement	19,142	-
Bad debt expense	720	-
Gain on forgiveness of accrued interest	(6,133)	-
Total operating expenses	1,744,012	1,363,124

Loss from operations	(1,744,012)	(1,363,124)

Other income (expense):
Interest and other income	-	12
Interest expense	(60,993)	(81,110)
Total other income (expense)	(60,993)	(81,098)

Net loss	$(1,805,005)	$(1,444,222)

Other comprehensive gain (loss):
Unrealized loss on marketable securities	-	(500,000)
Amount reclassified from accumulated other comprehensive income	500,000	-

Comprehensive loss	$(1,305,005)	$(1,944,222)

Net loss per common share - basic	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	220,363,455	197,746,182

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Accumulated	Accumulated
					Deficit During	Other	Total
	Common Stock		Additional	Subscriptions	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Payable	Stage	Loss	Equity (Deficit)
Balance, April 30, 2013	185,593,141	$185,593	$13,603,775	$-	$(14,349,833)	$-	$(560,465)

Issuance of stock options for 18,100,000 shares of common stock to three directors and four consultants.	-	-	542,487		-	-	542,487

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	6,900,000	6,900	338,100		-	-	345,000

Issuance of common stock in satisfaction of loans to the Company, $0.05 per share, with attached warrants exercisable at $0.10 per share.	13,800,000	13,800	676,200		-	-	690,000

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	6,520,000	6,520	319,480		-	-	326,000

Issuance of stock options for 1,500,000 shares of common stock to one consultant.	-	-	29,485		-	-	29,485

Contribution on 50% of future profits from Scottsdale facility	-	-	163,654		-	-	163,654

Net loss	-	-	-		(1,444,222)	-	(1,444,222)

Comprehensive loss	-	-	-	-	-	(500,000)	(500,000)

Balance, April 30, 2014	212,813,141	$212,813	$15,673,181	$-	$(15,794,055)	$(500,000)	$(408,061)

Issuance of common stock in acquisition of intellectual property, $0.02 per share	7,980,493	7,981	151,629		-	-	159,610

Issuance of common stock for options exercised, $0.02 per share, in satisfaction of debt.	2,400,000	2,400	45,600		-	-	48,000

Contribution on 50% of future profits from Scottsdale facility	-	-	165,000				165,000

Issuance of stock options for 6,500,000 shares of common stock to three directors and four consultants.	-	-	90,915		-	-	90,915

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,200,000	2,200	107,800		-	-	110,000

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	3,400,000	3,400	166,600	10,000	-	-	180,000

Net loss	-	-	-		(1,805,005)	-	(1,805,005)

Amount reclassified from accumulated other comprehensive income	-	-	-	-	-	500,000	500,000

Balance, April 30, 2015	228,793,634	$228,794	$16,400,725	$10,000	$(17,599,060)	$-	$(959,541)

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,805,005)	$(1,444,222)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	74,615	99,895
Impairment of intellectual property	159,610	-
Stock-based expenses	27,974	218,306
Stock-based expenses - related parties	62,941	353,666
Allowance for bad debt	720	-
Loss on sale of marketable securities	150,253	-
Other than temporary loss on marketable securities	528,000
Gain on forgiveness of accrued interest	(6,133)	-
Changes in operating assets and liabilities:
Prepaid expenses	7,500	3,000
Other assets	7,587	(4,977)
Accounts payable	54,081	60,188
Accounts payable - related parties	70,651	58,567
Other current liabilities	(2,540)	2,540
Accrued interest	23,544	23,959
Accrued interest - related parties	34,205	55,469
Deferred rent	(12,881)	(10,405)

Net cash used in operating activities	(624,878)	(584,014)

CASH FLOW FROM INVESTING ACTIVITIES
Reimbursement of Golden Anvil expenses	-	(16,945)
Proceeds from sale of marketable securities	49,747	-
Purchase of fixed assets	-	(103,533)

Net cash provided by (used in) investing activities	49,747	(120,478)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	165,000	163,654
Proceeds from stock issuance	170,000	345,000
Proceeds from subscriptions payable	10,000	-
Payments on borrowing - related party	-	(127)
Proceeds from borrowings	10,000	250,000
Proceeds from borrowings - related parties	163,000	250

Net cash provided by financing activities	518,000	758,777

NET CHANGE IN CASH	(57,131)	54,285

CASH AT BEGINNING OF PERIOD	67,991	13,706

CASH AT END OF PERIOD	$10,860	$67,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$954	$681
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$159,610	$-
Acquisition of mineral property for stock	$-	$-
Stock issued in reverse acquisition of Centrus Ventures Inc.	$-	$-
Stock and warrants issued in satisfaction of accounts payable	$-	$-
Stock issued in satisfaction of accounts payable - related parties	$-	$(310,000)
Stock issued in satisfaction of accrued interest - related parties	$-	$(5,000)
Stock issued in satisfaction of accrued interest	$-	$(11,000)
Stock issued in satisfaction of accrued liabilities	$-	$-
Stock issued in satisfaction of notes payable	$-	$-
Stock issued in satisfaction of loans payable, including related party	$158,000	$(690,000)
Unrealized loss on marketable securities	$-	$(500,000)
Marketable securities received as payment on loans receivable	$-	$983,055

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
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

Going Concern – The accompanying financial statements were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt capital and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management. If the Company continues to incur operating losses and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations and 2) the Company’s inability to fully implement its current business plan. There can be no assurance that the Company will successfully improve its liquidity position. The accompanying financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

As of April 30, 2015, the Company had cumulative net losses of $17,599,060 from operations since inception and had negative working capital of $1,393,502. For the year ended April 30, 2015, the Company incurred a net loss of $1,805,005 and had negative cash flows from operating activities of $624,878. For the year ended April 30, 2014, the Company incurred a net loss of $1,444,222 and had negative cash flows from operating activities of $584,014.The Company is still in the exploration stage and has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

To address liquidity constraints, the Company will seek additional sources of capital through the issuance of equity or debt financing. Additionally, the Company has reduced expenses, elected to defer payment of certain obligations, deferred payment of our CEO’s salary and reduced staffing levels to conserve cash. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock, or by issuing debt convertible into shares of capital stock, the ownership interest of the Company’s existing common stock holders will be diluted.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, and the realizability of deferred tax assets. Actual results could differ from those estimates.

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
APRIL 30, 2015 AND 2014
(AUDITED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2015 and April 30, 2014 as follows:

Fair Value Measurements at April 30, 2015 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2015	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$272,000	$-	$272,000	$-
Total	$272,000	$-	$272,000	$-

Fair Value Measurements at April 30, 2014 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2014	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$500,000	$-	$500,000	$-
Total	$500,000	$-	$500,000	$-

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating expenses.

Mineral Exploration and Development Costs – Exploration costs incurred in locating areas of potential mineralization or evaluating properties or working interests with specific areas of potential mineralization are expensed as incurred. Development costs of proven mining properties not yet producing are capitalized at cost and classified as capitalized exploration costs under property, plant and equipment. Property holding costs are charged to operations during the period if no significant exploration or development activities are being conducted on the related properties. Upon commencement of production, capitalized exploration and development costs would be amortized based on the estimated proven and probable reserves benefited. Properties determined to be impaired or that are abandoned are written-down to the estimated fair value. Carrying values do not necessarily reflect present or future values.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. The Company recognized an impairment of intellectual property of $159,610 and an impairment of marketable securities of $528,000 for year ended April 30, 2015. No impairment expense was recognized for the year ended April 30, 2014.

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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of April 30, 2015 and 2014, the Company has recorded an allowance for doubtful account of $14,761and $14,041, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on April 30, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 159,785,129 and 154,985,129, respectively.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Adoption of the new guidance had no impact on the financial position, results of operations or cash flows.

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
APRIL 30, 2015 AND 2014
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

The Company has been operating in the Scottsdale facility in the prior years using the same technology licensed by the Company. As of April 30, 2015 and through the filing date of the Form 10-K, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of April 30, 2015, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of April 30, 2015, the Creditor funded a total of $329,000. As of April 30, 2015 and through the date of the filing date of the Form 10-K, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the year ended April 30, 2015 and April 30, 2014, the Company received contributions totaling $165,000 and $164,000, respectively.

3.	INVESTMENT IN MARKETABLE SECURITIES

As of April 30, 2015 and April 30, 2014, investment in marketable securities consisted of $272,000 and $500,000, respectively. The Company held 1,600,000 and 2,000,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.17 and $0.25 per share, on April 30, 2015 and April 30, 2014, respectively. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF.

On March 30, 2015, the Company sold 400,000 Gainey shares to the Creditor (see Note 2) for $49,747 cash, net of currency exchange and other banking fees. The cost of the 400,000 Gainey shares were $200,000, the Company recorded a loss on sale of marketable securities of $150,253.

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

The Asset Purchase was completed on September 30, 2013 and the Gainey shares will be released pursuant to the terms of a surplus escrow agreement as follows:

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

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

As of April 30, 2015 and April 30, 2014, the Company has recorded an accumulated other comprehensive loss of $0 and $500,000, respectively, regarding its investment in marketable securities. Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

The following is a summary of available-for-sale marketable securities as of April 30, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(528,000)	$272,000
Total	$800,000	$--	$(528,000)	$272,000

The following is a summary of available-for-sale marketable securities as of April 30, 2014:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$1,000,000	$--	$(500,000)	$500,000
Total	$1,000,000	$--	$(500,000)	$500,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2015	April 30, 2014
Process, lab and office equipment	$406,316	$456,335
Site equipment	-	22,369
Total property and equipment	406,316	478,704
Less: accumulated depreciation	(239,492)	(237,265)
	$166,824	$241,439

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

Depreciation expense was $74,615 and $99,895 for the years ended April 30, 2015 and 2014, respectively. During the year ended April 30, 2015 and 2014, the Company disposed of fully depreciated assets totaling $72,388 and $472,640, respectively.

5.	INTELLECTUAL PROPERTY

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials. The intellectual property was valued at $159,610 or $0.02 per share of common stock, the Company’s market price on August 20, 2014 and has been capitalized as intellectual property. Based on the unpredictable timing of estimated future cash flows expected to be generated from the intellectual property, the Company recognized an impairment expense of $159,610 as of April 30, 2015.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of April 30, 2015 and April 30, 2014, accounts payable – related parties of $266,734 and $196,083, respectively, mainly consisted of consulting fees due to directors and officers of the Company. On November 18, 2013, $310,000 of accounts payable – related parties was converted into common stock and warrants of the Company (see Note 11 - Stockholders Equity).

7.	LOANS PAYABLE

As of April 30, 2015 and April 30, 2014, loans payable of $248,030 and $348,030, respectively, consists of borrowings payable to unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand. On March 31, 2015, $100,000 of loans payable was converted into common stock and warrants of the Company (see Note 11 - Stockholders Equity).

As of April 30, 2015 and April 30, 2014, accrued interest was $70,762 and $47,218, respectively.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of April 30, 2015 and April 30, 2014, loans payable – related parties of $373,000 and $258,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand. On November 18, 2013, $540,000 of loans payable – related parties was converted into common stock and warrants of the Company. On November 5, 2014, $48,000 of loans payable – related parties was used to exercise stock options (see Note 11 - Stockholders Equity).

As of April 30, 2015 and April 30, 2014, accrued interest – related party was $141,935 and $113,863, respectively.

9.	NOTES PAYABLE

As of April 30, 2015 and April 30, 2014, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of April 30, 2015 are as follows:

Fiscal year ending April 30, 2016	$85,208
Fiscal year ending April 30, 2017	$44,616
Fiscal year ending April 30, 2018	$21,008
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-

Lease expense was $133,206 and $145,054 for the years ended April 30, 2015 and 2014, respectively.

Legal proceedings – The Company received a verified complaint (the “Complaint”), dated September 12, 2013, that was filed in Arizona Superior Court, Maricopa County, by McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust (the “Landlord”), alleging breach of contract and breach of covenant of good faith and fair dealing in relation to the lease agreement dated June 6, 2007, between the Landlord and the Company, as amended (the “Lease Agreement”). The Complaint sought to recover damages of at least $108,581, including, but not limited to: 1) $56,358 rent; 2) $52,223 for maintenance, clean-up costs and construction; and 3) undetermined damages for additional repair, clean up and legal fees.

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (one payment of $7,000 has been paid); and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of April 30, 2015, the Company has a liability in the amount of $53,000 recorded in accounts payable related to this matter.

On May 1, 2015, the Company received an amended notice of civil claim (the “Claim”), dated April 1, 2015 (original filed on December 31, 2014), that was filed in the Supreme Court of British Columbia, by 1254859 Ontario Inc. (the “Plaintiff”), alleging breach of specific performance and breach of contract in relation to the Golden Anvil Asset Purchase by Gainey (see Note 3). The Plaintiff seeks to recover damages of including, but not limited to: 1) 1,000,000 shares of Gainey stock; 2) damages in lieu of specific performance; and 3) damages for breach of contract.

On June 1, 2015, the Company filed a response to the Claim, denying: 1) entering into any oral agreement; 2) that the Plaintiff presented a potential transaction with Gainey; 3) that there was any fee payable to Plaintiff upon completion of a transaction with Gainey; 4) any existence of an agreement with Plaintiff and as such, the Gainey transaction was not related to any agreement with Plaintiff; and 5) any obligation to pay a fee to Plaintiff, contractually or otherwise. While the Company intends to vigorously defend the lawsuit, there is no assurance that the Company will be able to successfully defend the lawsuit.

No other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2015 and April 30, 2014, there were 228,793,634 and 212,813,141 shares of common stock outstanding, respectively and zero shares of preferred stock outstanding.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

During the year ended April 30, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor was granted 7,980,493 shares of common stock as consideration, fair valued at $159,610, for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials.

b)	On September 5, 2014, the Company issued 2,400,000 shares of common stock to two officers for options exercised at $0.02 per share in satisfaction of debt totaling $48,000.

c)

On March 31, 2015, the Company issued an aggregate of 3,400,000 units at a price of $0.05 per unit in separate concurrent private placement offerings for aggregate cash proceeds of $170,000. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two year period from the date of issuance.

d)

On March 31, 2015, the Company issued an aggregate of 2,200,000 units at a price of $0.05 per unit in separate concurrent private placement offerings to settle outstanding indebtedness of $110,000 in principle and $6,133 in accrued interest. The Company recorded a gain on the settlement of $6,133. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two year period from the date of issuance.

e)	During the year ended April 30, 2015, the Company received $10,000 in subscription payable in a private offering for 200,000 units.

During the year ended April 30, 2014, the Company’s stockholders’ equity activity consisted of the following:

a)

On August 26, 2013, the Company filed a certificate of amendment with the Nevada Secretary of State, amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 900,000,000 shares. The Amendment to the Articles of Incorporation was approved at the Company’s Annual General Meeting and Special Meeting on August 22, 2013.

b)

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

c)

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp (the “Creditor”) that the Creditor agrees to fund up to $287, 500 to the Scottsdale facility. As of the year ended April 30, 2014, the Company received a total of $163,654 contribution to the Company’s Scottsdale facility under this agreement. (See Note 2)

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

12.	STOCK OPTIONS AND WARRANTS

At April 30, 2015, the Company had the following stock option plans available:

2013 Stock Incentive Plan - Effective June 20, 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan"). The 2013 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. At April 30, 2015, the Company had 8,219,045 shares of the Company’s common stock available for issuance under the 2013 Plan. However, the Company may increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2013 Plan shall at no time be greater than 15.0% of the total number of shares of common stock outstanding.

On March 25, 2015, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 6,500,000 shares of common stock at $0.01 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire March 25, 2020. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.41%, volatility of 291%, estimated life of 5 years and closing stock price of $0.01 per share on the date of grant. The value for the 6,500,000 stock options is $90,915.

On April 16, 2014, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 1,500,000 shares of common stock at $0.05 per share. The nonqualified stock options were granted to one consultant, are fully vested and expire April 16, 2019. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.67%, volatility of 290%, estimated life of 5 years and closing stock price of $0.05 per share on the date of grant. The value for the 1,500,000 stock options is $29,485.

On October 29, 2013, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 18,100,000 shares of common stock at $0.03 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire October 29, 2018. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.29%, volatility of 298%, estimated life of 5 years and closing stock price of $0.03 per share on the date of grant. The value for the 18,100,000 stock options is $542,487.

From the date of inception through April 30, 2015, compensation expense related to the granting of stock options under the 2013 Plan was $636,448, of which $109,754 was recorded in minerals exploration and evaluation expenses, $19,839 was recorded in minerals exploration and evaluation expenses – related parties, $128,391 was recorded in general and administrative and $378,464 was recorded in general and administrative – related parties. The Company calculated the value of the options using the Black-Scholes option pricing model. As of April 30, 2015, 26,100,000 of the options granted were outstanding.

The following is a summary of option activity during the years ended April 30, 2015 and 2014:

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2013	6,000,000	$0.02

Options granted and assumed	19,600,000	0.03
Options expired	-	0.00
Options exercised	-	0.00
Balance, April 30, 2014	25,600,000	0.03

Options granted and assumed	6,500,000	0.01
Options expired	(3,600,000)	0.02
Options exercised	(2,400,000)	0.02
Balance, April 30, 2015	26,100,000	$0.03

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

As of April 30, 2015, all stock options outstanding are exercisable.

Extension of Warrants

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
APRIL 30, 2015 AND 2014
(AUDITED)

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

The following is a summary of warrants activity during the years ended April 30, 2015 and 2014:

		Weighted
		Average Exercise
	Number of Shares	Price
Balance, April 30, 2013	103,195,129	$0.10

Warrants granted and assumed	27,220,000	0.10
Warrants canceled	-	0.00
Warrants expired	(1,030,000)	0.00
Balance, April 30, 2014	129,385,129	0.10

Warrants granted and assumed	5,600,000	0.10
Warrants canceled	-	0.00
Warrants expired	(1,300,000)	0.10
Balance, April 30, 2015	133,685,129	$0.10

All warrants outstanding as of April 30, 2015 are exercisable.

13.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2015, the Company incurred $200,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and $62,941 in compensation expense for the issuance of stock options to directors and officers of the Company

For the year ended April 30, 2014, the Company incurred $204,000, in consulting fees expense from companies with a common director or officer, zero in compensation expense for the issuance of common stock to directors and officers of the Company, and $353,666 in compensation expense for the issuance of stock options to directors and officers of the Company.

14.	INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ROYAL MINES AND MINERALS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2015 AND 2014
(AUDITED)

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,858,814 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2015	2014
Book loss for the year	$(1,805,005)	$(1,444,222)
Adjustments:
Impairment expenses	687,610	-
Loss on sale of marketable securities	150,253	-
Gain on forgiveness of accrued interest	(6,133)	-
Bad debt expense	720	-
Non-deductible stock compensation	90,915	571,972
Tax loss for the year	$(881,640)	$(872,250)
Estimated effective tax rate	35%	35%
Deferred tax asset	$308,574	$305,288

The total valuation allowance is $3,858,814. Details for the last two periods are as follows:

For the period ended April 30,	2015	2014

Deferred tax asset	$3,858,814	$3,550,240
Valuation allowance	(3,858,814)	(3,550,240)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2015	$881,640	2035
2014	$872,250	2034

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions
K. Ian Matheson	74	Chief Executive Officer, President and Director
Jason S. Mitchell	45	Chief Financial Officer, Treasurer, Secretary and Director
Michael C. Boyko	43	Director

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson Chief Executive Officer, President and Director	One	One	None
Jason S. Mitchell Chief Financial Officer, Treasurer, Secretary and Director	One	One	None
Michael C. Boyko Director	One	One	None
E-Ore Holdings LLC 10% Holder	None	None	None
Debra Matheson 10% Holder	None	None	None
PPI Holdings LLC 10% Holder	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred
						Incentive	Compen-	All Other
	Year			Stock	Option	Plan	sation	Compen-
Name & Principal	End	Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Position	April 30,	($)	($)	($)	($)	sation ($)	($)	($)	($)
K. Ian Matheson(1)	2015	$60,000	$0	$0	$19,839	$0	$0	$0	$79,839
CEO, President &	2014	$60,000	$0	$0	$0	$0	$0	$0	$60,000
Director
Jason S. Mitchell(2)	2015	$144,000	$0	$0	$19,839	$0	$0	$0	$163,839
CFO, Treasurer,	2014	$144,000	$0	$0	$0	$0	$0	$0	$144,000
Secretary& Director
Michael C. Boyko	2015	$0	$0	$0	$4,959	$0	$0	$0	$4,959
Director of Operations	2014	$0	$0	$0	$0	$0	$0	$0	$0
Director

Notes:

(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson $5,000 per month for consulting services provided by Mr. Matheson.

(2)

Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month. The amounts paid to Mr. Mitchell during the fiscal years ended April 30, 2015 and 2014 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2015:

			Equity Incentive Plan
	Number of Securities	Number of Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying	Option	Option
Name and Principal	Unexercised Options	Unexercised Options	Unexercised Unearned	Exercise	Expiration
Position	(#) Exercisable	(#) Unexercisable	Options	Price	Date
K. Ian Matheson	4,500,000	--	--	$0.03	10/29/18
CEO, President & Director	2,000,000	--	--	$0.01	03/25/20
Jason S. Mitchell	4,500,000	--	--	$0.03	10/29/18
CFO, Treasurer, Secretary	2,000,000	--	--	$0.01	03/25/20
& Director
Michael C. Boyko	1,800,000	--	--	$0.03	10/29/18
Director	500,000	--	--	$0.01	03/25/20

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2015, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding	Options,	Equity Compensation
	Options, Warrants	Warrants and	Plans (Excluding Securities
	and Rights	Rights	Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	26,100,000	$0.03	1,700,000
Equity Compensation Plans Not Approved By Security Holders	0	0	0

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Number of Shares	Percentage of
Title of Class	of Beneficial Owner	of Common Stock(1)	Common Stock(1)

DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson	121,421,000 Shares	43.1%
	CEO, President & Director	(direct & indirect)(2)

Common Stock	Jason S. Mitchell	100,140,000 Shares	37.0%
	CFO, Treasurer, Secretary & Director	(direct & indirect)(3)

Common Stock	Michael C. Boyko	8,900,000 Shares	3.8%
	Director	(direct & indirect)(4)

Common Stock	All Officers and Directors	174,171,000 Shares	56.5%
	as a Group (3 persons)	(direct & indirect)

5% SHAREHOLDERS
Common Stock	K. Ian Matheson	121,421,000 Shares	43.1%
	CEO, President & Director	(direct & indirect)(2)
	2215 Lucerne Circle
	Henderson, NV 89014

Common Stock	Jason S. Mitchell	100,140,000 Shares	37.0%
	CFO, Treasurer, Secretary & Director	(direct & indirect)(3)
	87 Fountainhead Circle (Street)
	Henderson, NV 89052

Common Stock	E-Ore Holdings LLC	41,610,000 Shares	17.2%
	2580 Anthem Village Dr.	(direct)(5)
	Henderson, NV 89052

Common Stock	Debra Matheson	27,350,000 Shares	11.3%
	2215 Lucerne Circle	(direct)(6)
	Henderson, NV 89014

Common Stock	PPI Holdings LLC	24,800,000 Shares	10.3%
	2580 Anthem Village Dr.	(direct)(7)
	Henderson, NV 89052

Common Stock	The Roles Living Trust	20,300,000 Shares	8.5%
	P.O. Box 74767	(direct)(8)
	Phoenix, AZ 85087

Common Stock	Gold Crown Holdings LLC	14,680,000 Shares	6.2%
	2580 Anthem Village Dr.	(direct)(9)
	Henderson, NV 89052

	Name and Address	Number of Shares	Percentage of
Title of Class	of Beneficial Owner	of Common Stock(1)	Common Stock(1)
Common Stock	Valeurs Mobilieres Banque Laurentienne	14,000,000 Shares	5.9%
	ITF: Robocheyne Consulting Ltd	(direct)(10)
	1981, Rue McGill College-Bur 100
	Montreal, QC H3A 3K3

Common Stock	Bruce Matheson	18,000,000 Shares	7.5%
	1658 Beach Grove Road	(direct)(11)
	Delta, BC V4L 1P3

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 29, 2015. As of July 29, 2015, there were 228,793,634 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consists of: (i) 32,251,000 shares, 180,000 shares held in trust, options to purchase 6,500,000 shares and warrants to acquire 26,200,000 shares held directly by Mr. Matheson; and (ii) 35,950,000 shares, options to acquire 4,000,000 shares and warrants to acquire 16,340,000 shares held indirectly by Mr. Matheson through E-Ore Holdings LLC and Gold Crown Holdings LLC, companies controlled by Mr. Matheson.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consists of: (i) 9,350,000 shares, options to purchase 6,500,000 shares and warrants to acquire 2,200,000 shares held directly by Mr. Mitchell; and (ii) 48,850,000 shares, options to acquire 4,000,000 shares and warrants to acquire 29,240,000 shares held indirectly by Mr. Mitchell through E-Ore Holdings LLC, PPI Holdings LLC, Gold Crown Holdings LLC and Cedar Financial Inc., companies controlled by Mr. Mitchell.

(4)

The number of shares listed as beneficially owned by Mr. Boyko consists of: (i) 2,500,00 shares, options to acquire 2,300,000 shares and warrants to acquire 1,100,000 shares held directly by Mr. Boyko; and (ii) 1,500,000 shares and warrants to acquire 1,500,000 shares held indirectly by Mr. Boyko through Advanced Integrated Resource LLC, a company controlled by Mr. Boyko.

(5)

The number of shares listed as beneficially owned by E-Ore Holdings LLC, consists of 28,110,000 shares, options to acquire 4,000,000 shares and warrants to acquire 9,500,000 shares held directly by E-Ore Holdings LLC.

(6)	The number of shares listed as beneficially owned by Mrs. Matheson consists of 14,250,000 shares, and warrants to acquire 13,100,000 shares held directly by Mrs. Matheson.

(7)	The number of shares listed as beneficially owned by PPI Holdings LLC consists of 12,400,000 shares and warrants to acquire 12,400,000 shares held directly by PPI Holdings LLC.

(8)	The number of shares listed as beneficially owned by The Roles Living Trust consists of 10,000,000 shares, and warrants to acquire 10,300,000 shares held directly by The Roles Living Trust.

(9)	The number of shares listed as beneficially owned by Gold Crown Holdings LLC consists of 7,840,000 shares and warrants to acquire 6,840,000 shares held directly by Gold Crown Holdings LLC.

(10)	The number of shares listed as beneficially owned by Robocheyne Consulting Ltd. consists of 7,000,000 shares and warrants to acquire 7,000,000 shares held directly by Robocheyne Consulting Ltd.

(11)	The number of shares listed as beneficially owned by Mr. B. Matheson consists of 7,500,000 shares and warrants to acquire 10,500,000 shares held directly by Mr. B. Matheson.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(a)

As at April 30, 2015 and 2014, we were indebted to Mr. Matheson for principal amounts totaling $364,000 and $258,000, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2015 and 2014 totaled $141,514 and $111,994, respectively. As at April 30, 2015 and 2014 we are indebted to Mr. Matheson for $255,000 and $195,000, respectively, in accrued compensation.

(b)

As at April 30, 2015, we were indebted to PPI Holdings LLC, a company controlled by Mr. Mitchell, in the principal amount of $1,000. As at April 30, 2014 we were indebted to PPI Holdings, LLC in the principal amount totaling $237,516, which was PPI Holdings LLC’s cost to build an Extraction Processing Plant for us. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2015 and 2014 totaled zero and $1,869, respectively.

(c)

As at April 30, 2015 and 2014, we were indebted to E-Ore Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $8,000 and zero, respectively. The amount bears interest at a rate of 10% per annum, is unsecured and due on demand. Accrued Interest at April 30, 2015 and 2014 totaled $422 and zero, respectively.

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

The aggregate fees billed for the fiscal years ended April 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2015	Year Ended April 30, 2014

Audit Fees	$33,186	$25,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$33,186	$25,250

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on December 16, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	July 29, 2015	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	July 29, 2015	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 29, 2015	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	July 29, 2015	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	July 29, 2015	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director