Form 10-Q
period 2015-07-31
ROYAL MINES & MINERALS CORP
filed 2015-09-18
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 18, 2015, the Registrant had 228,793,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	July 31, 2015	April 30, 2015

ASSETS

Current assets
Cash and cash equivalents	$9,795	$10,860
Other current assets	-	1,037
Total current assets	9,795	11,897

Non-current assets
Investment in marketable securities	246,506	272,000
Property and equipment, net	149,383	166,824
Other assets	7,655	7,655
Total non-current assets	403,544	446,479

Total assets	$413,339	$458,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$271,317	$254,938
Accounts payable - related parties	282,321	266,734
Accrued interest	76,835	70,762
Accrued interest - related parties	154,012	141,935
Loans payable	248,030	248,030
Loans payable - related parties	508,000	373,000
Notes payable	50,000	50,000
Deferred rent	6,855	8,345
Total current liabilities	1,597,370	1,413,744

Deferred rent	1,714	4,173
Total non-current liabilities	1,714	4,173

Total liabilities	1,599,084	1,417,917

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 228,793,634 shares issued and outstanding	228,794	228,794
Additional paid-in capital	16,400,725	16,400,725
Subscriptions payable	10,000	10,000
Accumulated deficit during exploration stage	(17,825,264)	(17,599,060)
Total stockholders' deficit	(1,185,745)	(959,541)

Total liabilities and stockholders' deficit	$413,339	$458,376

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	79,031	105,042
Mineral exploration and evaluation expenses - related parties	15,000	15,000
General and administrative	34,799	46,648
General and administrative - related parties	35,000	36,000
Depreciation and amortization	17,441	20,991
Other than temporary loss on marketable security	25,494	-
Bad debt expense	1,037	-
Total operating expenses	207,802	223,681

Loss from operations	(207,802)	(223,681)

Other expense:
Interest expense	(18,402)	(14,392)
Total other expense	(18,402)	(14,392)

Net loss	$(226,204)	$(238,073)

Other comprehensive gain (loss):
Unrealized gain on marketable securities	-	420,000

Comprehensive gain (loss)	$(226,204)	$181,927

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	228,793,634	212,813,141

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,204)	$(238,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,441	20,991
Allowance for bad debt	1,037	-
Other than temporary loss on marketable securities	25,494	-
Changes in operating assets and liabilities:
Other assets	-	6,058
Accounts payable	16,379	15,511
Accounts payable - related parties	15,587	13,917
Other current liabilities	-	(2,540)
Accrued interest	6,073	7,606
Accrued interest - related parties	12,077	4,724
Deferred rent	(3,949)	(2,700)

Net cash used in operating activities	(136,065)	(174,506)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	-	110,000
Proceeds from borrowings	-	10,000
Proceeds from borrowings - related parties	135,000	86,000

Net cash provided by financing activities	135,000	206,000

NET CHANGE IN CASH	(1,065)	31,494

CASH AT BEGINNING OF PERIOD	10,860	67,991

CASH AT END OF PERIOD	$9,795	$99,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$114	$99
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on marketable securities	$-	$420,000

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

Description of Business – The Company's primary objectives are to 1) commercially and viably extract and refine precious metals from specific coal ash (fly and bottom), ores and other leachable assets, 2) use its proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

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

As of July 31, 2015, the Company had cumulative net losses of $17,825,264 from operations since inception and had negative working capital of $1,580,270. For the three months ended July 31, 2015, the Company incurred a net loss of $226,204 and had net cash used in operating activities of $136,065. For the three months ended July 31, 2014 the Company incurred a net loss of $238,073 and had net cash used in operating activities of $174,506. The Company has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2015 and April 30, 2015 as follows:

Fair Value Measurements at July 31, 2015 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	7/31/2015	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$246,506	$-	$246,506	$-
Total	$246,506	$-	$246,506	$-

Fair Value Measurements at April 30, 2015 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2015	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$272,000	$-	$272,000	$-
Total	$272,000	$-	$272,000	$-

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. No impairment expense was recognized for the three months ended July 31, 2015 and 2014.

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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of July 31, 2015 and April 30, 2015, the Company has recorded an allowance for doubtful account of $15,798 and $14,761, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Earnings (Loss) Per Share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on July 31, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 159,785,129 and 154,985,129, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of July 31, 2015 and through the filing date of the Form 10-Q, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of July 31, 2015, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of July 31, 2015, the Creditor funded a total of $329,000. As of July 31, 2015 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the three months ended July 31, 2015 and July 31, 2014, the Company received contributions totaling zero and $110,000, respectively.

3.	INVESTMENT IN MARKETABLE SECURITIES

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

The Asset Purchase was completed on September 30, 2013. The Gainey shares are held in escrow and will be released pursuant to the terms of a surplus escrow agreement as follows. The company cannot enter into any sales transaction of the Gainey shares prior to their release.

% of Shares to be Released	Date of Release
5%	October 2, 2013
5%	April 2, 2014
10%	October 2, 2014
10%	April 2, 2015
15%	October 2, 2015
15%	April 2, 2016
40%	October 2, 2016

On March 30, 2015, the Company sold 400,000 Gainey shares to the Creditor (see Note 2) for $49,747 cash, net of currency exchange and other banking fees. The cost of the 400,000 Gainey shares was $200,000. The Company recorded a loss on sale of marketable securities of $150,253.

As of July 31, 2015 and April 30, 2015, investment in marketable securities consisted of $246,506 and $272,000, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.154 and $0.17 per share, on July 31, 2015 and April 30, 2015, respectively. As of July 31, 2015, 30% of the shares have been released, of which 20% were sold on March 30, 2015. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is other-than-temporary.

The following is a summary of available-for-sale marketable securities as of July 31, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(553,494)	$246,506
Total	$800,000	$--	$(553,494)	$246,506

The following is a summary of available-for-sale marketable securities as of April 30, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(528,000)	$272,000
Total	$800,000	$--	$(528,000)	$272,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2015	April 30, 2015
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(256,933)	(239,492)
	$149,383	$166,824

Depreciation expense was $17,441 and $20,991 for the three months ended July 31, 2015 and 2014, respectively.

5.	INTELLECTUAL PROPERTY

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

As of July 31, 2015 and April 30, 2015, accounts payable – related parties of $282,321 and $266,734, respectively, mainly consisted of consulting fees due to one director and officer of the Company.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

7.	LOANS PAYABLE

As of July 31, 2015 and April 30, 2015, loans payable of $248,030, consists of borrowings payable to unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

As of July 31, 2015 and April 30, 2015, accrued interest was $76,835 and $70,762, respectively.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of July 31, 2015 and April 30, 2015, loans payable – related parties of $508,000 and $373,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand.

As of July 31, 2015 and April 30, 2015, accrued interest – related party was $154,012 and $141,935, respectively.

9.	NOTES PAYABLE

As of July 31, 2015 and April 30, 2015, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of July 31, 2015 are as follows:

Fiscal year ending April 30, 2016	$60,908
Fiscal year ending April 30, 2017	$44,616
Fiscal year ending April 30, 2018	$21,008
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-

Lease expense was $34,484 and $34,213 for the three months ended July 31, 2015 and 2014, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (two payments of $7,000 has been paid); and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of July 31, 2015, the Company has a liability in the amount of $46,000 recorded in accounts payable related to this matter.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2015
(UNAUDITED)

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

No other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2015 and April 30, 2015, there were 228,793,634 shares of common stock outstanding and zero shares of preferred stock outstanding.

12.	STOCK OPTIONS AND WARRANTS

Extension of Warrants

On July 10, 2015, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2015 to July 12, 2016. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

As of July 31, 2015 and April 30, 2015, there were 26,100,000 stock options and 133,685,129 stock warrants outstanding and exercisable.

13.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2015, the Company incurred $50,000, in consulting fees expense from companies with a common director or officer.

For the three months ended July 31, 2014, the Company incurred $51,000, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended		Percentage
	July 31, 2015	July 31, 2014	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(207,802)	(223,681)	(7.1)%
Interest Expense	(18,402)	(14,392)	27.9%
Net Loss	$(226,204)	$(238,073)	(5.0)%

Revenues

We earned no revenues during the three months ended July 31, 2015 and 2014. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Expenses

The major components of our operating expenses for the three months ended July 31, 2015 and 2014 are outlined in the table below:

			Percentage
	Three Months Ended		Increase /
	July 31, 2015	July 31, 2014	(Decrease)
Mineral exploration and evaluation expenses	$79,031	$105,042	(24.8)%
Mineral exploration and evaluation expenses – related party	15,000	15,000	0.0%
General and administrative	34,799	46,648	(25.4)%
General and administrative – related party	35,000	36,000	(2.8)%
Depreciation	17,441	20,991	(16.9)%
Other than temporary loss on sale of marketable securities	25,494	-	100.0%
Bad debt expense	1,037	-	100.0%
Total Expenses	$207,802	$223,681	(7.1)%

Our operating expenses for the three months ended July 31, 2015 decreased slightly as compared to the three months ended July 31, 2014. The decrease in our operating expenses primarily relates to a decrease in mineral exploration and evaluation expenses and general and administrative expenses. The decrease was partially offset by the recording of other than temporary loss on the sale of marketable securities.

Mineral exploration and evaluation expenses primarily consist of contract labor, rent, consulting fees and leased equipment.

Other than temporary loss on sale of marketable securities relates to the realized losses recognized for the continued decline in stock price of our Gainey Capital Corp. shares.

Our general and administrative expenses primarily consist of: (i) monthly consulting fees to our Chief Financial Officer, Mr. Mitchell; (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) travel expense for our executives and directors.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At July 31, 2015	At April 30, 2015	Increase / (Decrease)
Current Assets	$9,795	$11,897	(17.7)%
Current Liabilities	(1,590,515)	(1,405,399)	13.2%
Working Capital Deficit	$(1,580,720)	$(1,393,502)	13.4%

Cash Flows

	Three Months Ended
	July 31, 2015	July 31, 2014
Net Cash Used in Operating Activities	$(136,065)	$(174,506)
Net Cash Provided By Financing Activities	135,000	206,000
Net Increase (Decrease) in Cash During Period	$(1,065)	$31,494

As at July 31, 2015, we had a working capital deficit of $1,580,720 as compared to a working capital deficit of $1,393,502 as at April 30, 2015. The increase in our working capital deficit is primarily due to increases in loans payable-related parties.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2015, filed with the SEC on July 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. The auditors proposed one adjusting journal entry that was accepted by the Company. Based upon that accepted adjustment, our disclosure controls and procedures were deemed not effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2015, we received a verified complaint (the “Complaint”), dated April 17, 2015, which was filed in The Supreme Court of British Columbia in Vancouver, Canada, by 1254859 Ontario Inc. (the “Claimant”), alleging breach of contract, against Golden Anvil, Marco Antonia Rincon Valdes and us. The Complaint seeks to recover 1,000,000 shares of Gainey and reimbursement of expenses incurred by the Claimant in relation to the Transaction.

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

As of July 31, 2015, we had cash on hand of $9,795 and accumulated net loss of $17,825,264 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

ITEM 7.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)

Exhibit Number	Description of Exhibits
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on December 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 18, 2015	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 18, 2015	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)