Form 10-Q
period 2015-10-31
ROYAL MINES & MINERALS CORP
filed 2015-12-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
As of December 15, 2015, the Registrant had 228,793,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,086	$10,860
Other current assets	-	1,037
Total current assets	10,086	11,897

Non-current assets
Investment in marketable securities	243,613	272,000
Property and equipment, net	131,941	166,824
Other assets	7,655	7,655
Total non-current assets	383,209	446,479

Total assets	$393,295	$458,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$282,005	$254,938
Accounts payable - related parties	308,199	266,734
Accrued interest	80,191	70,762
Accrued interest - related parties	168,468	141,935
Loans payable	248,030	248,030
Loans payable - related parties	628,000	373,000
Notes payable	50,000	50,000
Deferred rent	4,620	8,345
Total current liabilities	1,769,513	1,413,744

Deferred rent	-	4,173
Total non-current liabilities	-	4,173

Total liabilities	1,769,513	1,417,917

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 228,793,634 shares issued and outstanding	228,794	228,794
Additional paid-in capital	16,400,725	16,400,725
Subscriptions payable	10,000	10,000
Accumulated deficit during exploration stage	(18,015,737)	(17,599,060)
Total stockholders' deficit	(1,376,218)	(959,541)

Total liabilities and stockholders' deficit	$393,295	$458,376

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	77,614	109,565	156,645	214,606
Mineral exploration and evaluation expenses - related parties	15,000	15,000	30,000	30,000
General and administrative	20,358	33,825	55,156	80,473
General and administrative - related parties	36,000	36,000	71,000	72,000
Depreciation and amortization	17,441	18,740	34,883	39,732
Other than temporary loss on marketable securities	2,893	-	28,387	-
Loss on legal settlement	-	19,142	-	19,142
Bad debt expense	-	-	1,037	-
Total operating expenses	169,306	232,272	377,108	455,953

Loss from operations	(169,306)	(232,272)	(377,108)	(455,953)

Other expense:
Interest expense	(21,167)	(16,361)	(39,569)	(30,753)
Total other expense	(21,167)	(16,361)	(39,569)	(30,753)

Net loss	$(190,473)	$(248,633)	$(416,677)	$(486,706)

Other comprehensive loss:
Unrealized loss on marketable securities	-	(540,000)	-	(120,000)

Comprehensive loss	$(190,473)	$(788,633)	$(416,677)	$(606,706)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	228,793,634	220,519,614	228,793,634	216,666,377

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(416,677)	$(486,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,883	39,732
Allowance for bad debt	1,037	-
Other than temporary loss on marketable securities	28,387	-
Changes in operating assets and liabilities:
Prepaid expenses	-	7,500
Other assets	-	8,307
Accounts payable	27,067	52,356
Accounts payable - related parties	41,465	31,917
Other current liabilities	-	(2,540)
Accrued interest	9,429	15,213
Accrued interest - related parties	26,533	12,841
Deferred rent	(7,898)	(5,399)

Net cash used in operating activities	(255,774)	(326,779)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	-	165,000
Proceeds from borrowings	-	10,000
Proceeds from borrowings - related parties	255,000	92,000

Net cash provided by financing activities	255,000	267,000

NET CHANGE IN CASH	(774)	(59,779)

CASH AT BEGINNING OF PERIOD	10,860	67,991

CASH AT END OF PERIOD	$10,086	$8,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$326	$608
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$159,610
Stock issued in satisfaction of loans payable - related party	$-	$48,000
Unrealized gain on marketable securities	$-	$120,000

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

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
OCTOBER 31, 2015
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

As of October 31, 2015, the Company had cumulative net losses of $18,027,350 from operations since inception and had negative working capital of $1,759,427. For the six months ended October 31, 2015, the Company incurred a net loss of $428,290 and had net cash used in operating activities of $255,774. For the six months ended October 31, 2014 the Company incurred a net loss of $486,706 and had net cash used in operating activities of $326,779. The Company has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, and the realizability of deferred tax assets. Actual results could differ from those estimates.

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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of October 31, 2015 and April 30, 2015, the Company has recorded an allowance for doubtful account of $15,798 and $14,761, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2015 and April 30, 2015 as follows:

Fair Value Measurements at October 31, 2015 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	10/31/2015	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$243,613	$-	$243,613	$-
Total	$243,613	$-	$243,613	$-

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

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

Mineral Exploration and Development Costs – Exploration expenditures incurred prior to entering the development stage are expensed and included in mineral exploration and evaluation expense.

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. No impairment expense was recognized for the six months ended October 31, 2015 and 2014.

Research and Development - All research and development expenditures are expensed as incurred.

Per Share Amounts - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity, which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on October 31, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 159,785,129 and 147,685,129, respectively.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

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
OCTOBER 31, 2015
(UNAUDITED)

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

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of July 31, 2015 and through the filing date of the Form 10-Q, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of October 31, 2015, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of October 31, 2015, the Creditor funded a total of $329,000. As of October 31, 2015 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the three months ended October 31, 2015 and October 31, 2014, the Company received contributions totaling zero and $55,000, respectively. For the six months ended October 31, 2015 and October 31, 2014, the Company received contributions totaling zero and $165,000, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

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

As of October 31, 2015 and April 30, 2015, investment in marketable securities consisted of $243,613 and $272,000, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.152 and $0.17 per share, on October 31, 2015 and April 30, 2015, respectively. As of October 31, 2015, 45% of the shares have been released, of which 20% were sold on March 30, 2015. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is other-than-temporary.

The following is a summary of available-for-sale marketable securities as of October 31, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(556,387)	$243,613
Total	$800,000	$--	$(556,387)	$243,613

The following is a summary of available-for-sale marketable securities as of April 30, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value

Equity securities	$800,000	$--	$(528,000)	$272,000
Total	$800,000	$--	$(528,000)	$272,000

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2015	April 30, 2015
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(274,375)	(239,492)
	$131,941	$166,824

Depreciation expense was $34,883 and $39,732 for the six months ended October 31, 2015 and 2014, respectively.

5.	INTELLECTUAL PROPERTY

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

As of October 31, 2015 and April 30, 2015, accounts payable – related parties of $308,199 and $266,734, respectively, mainly consisted of consulting fees due to one director and officer of the Company.

7.	LOANS PAYABLE

As of October 31, 2015 and April 30, 2015, loans payable of $248,030, consists of borrowings payable to unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

As of October 31, 2015 and April 30, 2015, accrued interest was $80,191 and $70,762, respectively.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of October 31, 2015 and April 30, 2015, loans payable – related parties of $628,000 and $373,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand.

As of October 31, 2015 and April 30, 2015, accrued interest – related party was $168,468 and $141,935, respectively.

9.	NOTES PAYABLE

As of October 31, 2015 and April 30, 2015, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of October 31, 2015 are as follows:

Fiscal year ending April 30, 2016	$36,608
Fiscal year ending April 30, 2017	$44,616
Fiscal year ending April 30, 2018	$21,008
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-

Lease expense was $67,933 and $69,421 for the six months ended October 31, 2015 and 2014, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (two payments of $7,000 has been paid); and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of October 31, 2015, the Company has a liability in the amount of $46,000 recorded in accounts payable related to this matter.

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

Common and Preferred Stock:

As of October 31, 2015 and April 30, 2015, there were 228,793,634 shares of common stock outstanding and zero shares of preferred stock outstanding.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2015
(UNAUDITED)

12.	STOCK OPTIONS AND WARRANTS

Extension of Warrants

On July 10, 2015, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2015 to July 12, 2016. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

As of October 31, 2015 and April 30, 2015, there were 26,100,000 stock options and 133,685,129 stock warrants outstanding and exercisable.

13.	RELATED PARTY TRANSACTIONS

For the six months ended October 31, 2015, the Company incurred $101,000, in consulting fees expense from companies with a common director or officer.

For the six months ended October 31, 2014, the Company incurred $102,000, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

On November 2, 2015, the Company extended the expiration dates of the following warrants:

(a)	100,000 warrants previously issued on November 20, 2012, from an expiration date of November 19, 2015 to November 19, 2017;
(b)	26,220,000 warrants previously issued on November 18, 2013, from an expiration date of November 18, 2015 to November 18, 2017; and
(c)	1,000,000 warrants previously issued on November 19, 2013, from an expiration date of November 19, 2015 to November 19, 2017.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share

F-3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(169,306)	(232,272)	(27.1)%	(377,108)	(455,953)	(17.3)%
Other Items	(21,167)	(16,361)	29.4%	(39,569)	(30,753)	28.7%
Net Loss	$(190,473)	$(248,633)	(23.4)%	$(416,677)	$(486,706)	(14.4)%

Revenues

We earned no revenues during the six months ended October 31, 2015 and 2014. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2015 and 2014 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2015	31, 2014	(Decrease)	31, 2015	2014	(Decrease)
Mineral exploration and evaluation expenses	$92,614	$124,565	(25.7)%	$186,645	$244,606	(23.7)%
General and administrative	56,358	69,825	(19.3)%	126,156	152,473	(17.3)%
Depreciation	17,441	18,740	(6.9)%	34,883	39,732	(12.2)%
Loss on legal settlement	-	19,142	(100.0)%	-	19,142	(100.0)%
Other than temporary loss on marketable securities	2,893	-	100.0%	28,387	-	100.0%
Bad debt expense	-	-	0.0%	1,037	-	100.0%
Total operating expenses	$169,306	$232,272	(27.1)%	$377,108	$455,953	(17.3)%

Our operating expenses for the three months ended October 31, 2015 decreased as compared to the three months ended October 31, 2014. The decrease in our operating expenses primarily relates to a decrease in contract labor and processing costs at our Scottsdale facility, a decrease in legal fees, SEC filings and traveling costs at corporate, and the 2014 recording of a loss on legal settlement.

Our operating expenses for the six months ended October 31, 2015 decreased as compared to the six months ended October 31, 2014. The decrease in our operating expenses primarily relates to a decrease in contract labor, processing costs and utilities at our Scottsdale facility, a decrease in legal and audit fees at corporate, and the 2014 recording of a loss on legal settlement. The decrease was partially offset by the recording of other than temporary loss on the sale of marketable securities.

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

Loss on legal settlement relates to additional expenses incurred with respect to the lease of our Phoenix facility, which we closed in November 2012.

Other than temporary loss on sale of marketable securities relates to the realized losses recognized for the continued decline in stock price of our Gainey Capital Corp shares.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2015	At April 30, 2015	Increase / (Decrease)
Current Assets	$10,086	$11,897	(15.2)%
Current Liabilities	(1,769,513)	(1,413,744)	25.2%
Working Capital Deficit	$(1,759,427)	$(1,401,847)	25.5%

Cash Flows
	Six Months Ended
	October 31, 2015	October 31, 2014
Net Cash Used in Operating Activities	$(255,774)	$(326,779)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	255,000	267,000
Net Decrease in Cash During Period	$(774)	$(59,779)

As of October 31, 2015, we had a working capital deficit of $1,759,427 as compared to a working capital deficit of $1,401,847 at our year ended April 30, 2015. The increase in our working capital deficit is primarily due to an increase in accounts payable, accounts payable-related parties, accrued interest-related parties and loans payable-related parties.

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

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2015, we had cash on hand of $10,086 and accumulated net loss of $18,015,737 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

ROYAL MINES AND MINERALS CORP.

Date:	December 15, 2015	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2015	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)