Form 10-Q
period 2016-01-31
ROYAL MINES & MINERALS CORP
filed 2016-03-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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
As of March 14, 2016, the Registrant had 228,793,634 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines and Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(UNAUDITED)
ASSETS

Current assets
Cash and cash equivalents	$8,447	$10,860
Other current assets	-	1,037
Total current assets	8,447	11,897

Non-current assets
Investment in marketable securities	164,800	272,000
Property and equipment, net	114,500	166,824
Other assets	7,655	7,655
Total non-current assets	286,955	446,479

Total assets	$295,402	$458,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$298,212	$254,938
Accounts payable - related parties	336,285	266,734
Accrued interest	86,263	70,762
Accrued interest - related parties	184,492	141,935
Loans payable	248,030	248,030
Loans payable - related parties	753,000	373,000
Notes payable	50,000	50,000
Deferred rent	-	8,345
Total current liabilities	1,956,282	1,413,744

Deferred rent	-	4,173
Total non-current liabilities	-	4,173

Total liabilities	1,956,282	1,417,917

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 228,793,634 shares issued and outstanding	228,794	228,794
Additional paid-in capital	16,430,134	16,400,725
Subscriptions payable	10,000	10,000
Accumulated deficit	(18,329,808)	(17,599,060)
Total stockholders' deficit	(1,660,880)	(959,541)

Total liabilities and stockholders' deficit	$295,402	$458,376

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	100,618	94,336	257,263	308,942
Mineral exploration and evaluation expenses - related parties	15,000	15,000	45,000	45,000
General and administrative	42,117	24,133	97,273	104,605
General and administrative - related parties	37,000	36,000	108,000	108,000
Depreciation and amortization	17,441	17,441	52,324	57,174
Other than temporary loss on marketable securities	78,813	-	107,200	-
Loss on legal settlement	-	-	-	19,142
Bad debt expense	-	-	1,037	-
Total operating expenses	290,989	186,910	668,097	642,863

Loss from operations	(290,989)	(186,910)	(668,097)	(642,863)

Other expense:
Interest expense	(23,082)	(15,449)	(62,651)	(46,202)
Total other expense	(23,082)	(15,449)	(62,651)	(46,202)

Net loss	$(314,071)	$(202,359)	$(730,748)	$(689,065)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	-	140,000	-	20,000

Comprehensive loss	$(314,071)	$(62,359)	$(730,748)	$(669,065)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	228,793,634	223,193,634	228,793,634	218,842,130

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(730,748)	$(689,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,324	57,174
Stock-based expenses	7,352	-
Stock-based expenses - related parties	22,057	-
Allowance for bad debt	1,037	-
Other than temporary loss on marketable securities	107,200	-
Changes in operating assets and liabilities:
Prepaid expenses	-	7,500
Other assets	-	8,307
Accounts payable	43,274	45,736
Accounts payable - related parties	69,551	43,917
Other current liabilities	-	(2,540)
Accrued interest	15,501	22,819
Accrued interest - related parties	42,557	20,560
Deferred rent	(12,518)	(8,932)

Net cash used in operating activities	(382,413)	(494,524)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	-	165,000
Proceeds from subscriptions payable	-	170,000
Proceeds from borrowings	-	10,000
Proceeds from borrowings - related parties	380,000	92,000

Net cash provided by financing activities	380,000	437,000

NET CHANGE IN CASH	(2,413)	(57,524)

CASH AT BEGINNING OF PERIOD	10,860	67,991

CASH AT END OF PERIOD	$8,447	$10,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$668	$954
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$159,610
Stock issued in satisfaction of loans payable - related party	$-	$48,000
Unrealized gain on marketable securities	$-	$20,000

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

These condensed financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim condensed financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC on July 30, 2015.

Description of Business – The Company started as an exploration stage company, but is now a development stage company, and has not yet realized significant revenues from its primary objectives. The Company's primary objectives are to 1) commercially and viably extract and refine precious metals from specific coal ash (fly and bottom), ores and other leachable assets, 2) use its proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America.

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
JANUARY 31, 2016
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

As of January 31, 2016, the Company had cumulative net losses of $18,329,808 from operations since inception and had a working capital deficit of $1,947,835. For the nine months ended January 31, 2016, the Company incurred a net loss of $730,748 and had net cash used in operating activities of $382,413. For the nine months ended January 31, 2015 the Company incurred a net loss of $689,065 and had net cash used in operating activities of $494,524. The Company has not fully commenced its mining and minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

Other Current Assets - Other current assets are comprised of other receivables, which do not bear interest and are recorded at cost. The Company extends credit to its consultants, which receivables can be offset against commissions payable to the respective consultants.

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of January 31, 2016 and April 30, 2015, the Company has recorded an allowance for doubtful account of $15,798 and $14,761, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2016 and April 30, 2015 as follows:

Fair Value Measurements at January 31, 2016 Using:

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

Assets:	Total Carrying Value as of 1/31/2016	Quoted Marked Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in marketable securities	$164,800	$-	$164,800	$-
Total	$164,800	$-	$164,800	$-

Fair Value Measurements at April 30, 2015 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2015	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$272,000	$-	$272,000	$-
Total	$272,000	$-	$272,000	$-

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. No impairment expense was recognized for the nine months ended January 31, 2016 and 2015.

Research and Development - All research and development expenditures are expensed as incurred.

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of January 31, 2016 and 2015, stock options and warrants outstanding were 165,785,129 and 147,685,129 respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
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

For acquired properties that do not constitute a business a deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with ASC 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations , and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

Stock-Based Compensation – The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation - Accounting for Share- Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

2.	SCOTTSDALE FACILITY AGREEMENT

On April 16, 2014, the Company entered into an agreement with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor has agreed to loan the Company $150,000 (the “Principal”), which has already been advanced. The loan bears interest at a rate of 6% per annum, compounded annually and has a maturity date of December 31, 2016 (the “Maturity Date").

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

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of January 31, 2016 and through the filing date of the Form 10-Q, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of January 31, 2016, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of January 31, 2016, the Creditor funded a total of $329,000. As of January 31, 2016 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the three months ended January 31, 2016 and January 31, 2015, the Company received zero contributions. For the nine months ended January 31, 2016 and January 31, 2015, the Company received contributions totaling zero and $165,000, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

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

As of January 31, 2016 and April 30, 2015, investment in marketable securities consisted of $164,800 and $272,000, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.103 and $0.17 per share, on January 31, 2016 and April 30, 2015, respectively. As of January 31, 2016, 45% of the shares have been released, of which 20% were sold on March 30, 2015. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is other-than-temporary.

The following is a summary of available-for-sale marketable securities as of January 31, 2016:

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

	Cost	Unrealized Gain	Realized (Losses)	Market of Fair Value
Equity securities	$800,000	$--	$(635,200)	$164,800
Total	$800,000	$--	$(635,200)	$164,800

The following is a summary of available-for-sale marketable securities as of April 30, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(528,000)	$272,000
Total	$800,000	$--	$(528,000)	$272,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	January 31, 2016	April 30, 2015
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(291,816)	(239,492)
	$114,500	$166,824

Depreciation expense was $17,441 for each of the three months ended January 31, 2016 and 2015. Depreciation expense was $52,324 and $57,174 for the nine months ended January 31, 2016 and 2015, respectively.

5.	INTELLECTUAL PROPERTY

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials. The intellectual property was valued at $159,610 or $0.02 per share of common stock, the Company’s market price on August 20, 2014 and has been capitalized as intellectual property. Based on the unpredictable timing of estimated future cash flows expected to be generated from the intellectual property, the Company recognized an impairment expense of $159,610 during the three months ended April 30, 2015.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of January 31, 2016 and April 30, 2015, accounts payable – related parties of $336,285 and $266,734, respectively, mainly consisted of expenses paid by and consulting fees due to the CEO of the Company.

7.	LOANS PAYABLE AND ACCRUED INTEREST

As of January 31, 2016 and April 30, 2015, loans payable of $248,030, consists of borrowings payable to unrelated third parties. A loan of $98,030 bears 12% interest, is unsecured and is due on demand. A loan of $150,000 (see Note 2) bears interest at a rate of 6% per annum, compounded annually and has a maturity date of December 31, 2016.

As of January 31, 2016 and April 30, 2015, accrued interest was $86,263 and $70,762, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of January 31, 2016 and April 30, 2015, loans payable – related parties of $753,000 and $373,000, respectively, consists of borrowings, directly and indirectly, from the CEO of the Company. The balances bear 10% interest, are unsecured and are due on demand.

As of January 31, 2016 and April 30, 2015, accrued interest – related parties was $184,492 and $141,935, respectively. Related parties interest expense was $16,024 and $7,719 for the three months ended January 31, 2016 and 2015, respectively. Related parties interest expense was $42,557 and $20,560 for the nine months ended January 31, 2016 and 2015, respectively.

9.	NOTES PAYABLE

As of January 31, 2016 and April 30, 2015, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of January 31, 2016 are as follows:

Fiscal year ending April 30, 2016	$18,304
Fiscal year ending April 30, 2017	$44,616
Fiscal year ending April 30, 2018	$21,008
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-

Lease expense was $98,700 and $105,479 for the nine months ended January 31, 2016 and 2015, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (three payments of $7,000 have been paid as of January 31, 2016); and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of January 31, 2016, the Company has a liability in the amount of $39,000 recorded in accounts payable related to this matter.

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
JANUARY 31, 2016
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

On January 29, 2016, the Plaintiff filed a Notice of Application (the “Application”) in the Supreme Court of British Columbia, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by the Company. A hearing is scheduled to take place on March 17, 2016. While the Company intends to vigorously oppose the Application, there is no assurance that the Company will be able to successfully oppose the Application.

No other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of January 31, 2016 and April 30, 2015, there were 228,793,634 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

12.	STOCK OPTIONS AND WARRANTS

Extension of Warrants

On July 10, 2015, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2015 to July 12, 2016. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

On November 2, 2015, the Company extended the expiration dates of the following warrants:

(a)	100,000 warrants previously issued on November 20, 2012, from an expiration date of November 19, 2015 to November 19, 2017;

(b)	26,220,000 warrants previously issued on November 18, 2013, from an expiration date of November 18, 2015 to November 18, 2017; and

(c)	1,000,000 warrants previously issued on November 19, 2013, from an expiration date of November 19, 2015 to November 19, 2017.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

On January 14, 2016, the Company extended the expiration dates of the following warrants:

(a)	22,476,840 warrants previously issued on February 24, 2009, from an expiration date of February 23, 2016 to February 23, 2018;

(b)	11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2016 to January 30, 2018;

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2016
(UNAUDITED)

(c)	32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2016 to January 17, 2018; and

(d)	11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2016 to January 29, 2018.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

As of January 31, 2016 and April 30, 2015, there were 32,100,000 and 26,100,000 stock options, respectively, and 133,685,129 stock warrants outstanding and exercisable.

13.	RELATED PARTY TRANSACTIONS

For the nine months ended January 31, 2016, the Company incurred $153,000, in consulting fees expense from companies with a common director or officer, and $22,057 in compensation expense for the issuance of stock options to directors and officers of the Company.

For the nine months ended January 31, 2015, the Company incurred $153,000, in consulting fees expense from companies with a common director or officer, and zero in compensation expense for the issuance of stock options to directors and officers of the Company.

14.	SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are a development stage company and our primary objectives are to: (i) commercially and viably extract and refine precious metals from specific coal (fly and bottom) ash and other leachable assets; (ii) use our proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets; and (iii) joint venture, acquire and develop mining projects in North America.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue	$-	$-	-	$-	$-	-
Expenses	(290,989)	(186,910)	55.7%	(668,097)	(642,863)	3.9%
Other items	(23,082)	(15,449)	49.4%	(62,651)	(46,202)	35.6%
Net loss	$(314,071)	$(202,359)	55.2%	$(730,748)	$(689,065)	6.0%

Revenues

We earned no revenues during the nine months ended January 31, 2016 and 2015. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January	January 31,	Increase /
	2016	2015	(Decrease)	31, 2016	2015	(Decrease)
Mineral exploration and evaluation expenses	$115,618	$109,336	5.7%	$302,263	$353,942	(14.6)%
General and administrative	79,117	60,133	31.6%	205,273	212,605	(3.4)%
Depreciation and amortization	17,441	17,441	0.0%	52,324	57,174	(8.5)%
Other than temporary loss on marketable securities	78,813	-	100.0%	107,200	-	100.0%
Loss on legal settlement	-	-	0.0%	-	19,142	(100.0)%
Bad debt expense	-	-	0.0%	1,037	-	100.0%
Total operating expenses	$290,989	$186,910	55.7%	$668,097	$642,863	3.9%

Our operating expenses for the three months ended January 31, 2016 increased as compared to the three months ended January 31, 2015. The increase in our operating expenses primarily relates to the recording of other than temporary loss on marketable securities and the recording of $29,409 in stock option compensation expense.

Our operating expenses for the nine months ended January 31, 2016 increased as compared to the nine months ended January 31, 2015. The increase in our operating expenses primarily relates the recording of other than temporary loss on marketable securities and the recording of $29,409 in stock option compensation expense. The increase was partially offset by a decrease in labor expenses, and the recording of a loss on legal settlement during the nine months ended January 31, 2015.

Mineral exploration and evaluation expenses primarily consist of rent, leased equipment, utilities, consulting fees and labor expenses in connection with our Scottsdale Facility. During the nine months ended January 31, 2016 mineral exploration and evaluation expenses included $17,155 in stock option compensation expense.

During the three and nine months ended January 31, 2016 and 2015, our general and administrative expenses primarily consisted of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act. During the nine months ended January 31, 2016, general and administrative expenses included $12,254 in stock option compensation expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2016	At April 30, 2015	Increase / (Decrease)
Current assets	$8,447	$11,897	(29.0)%
Current liabilities	(1,956,282)	(1,413,744)	38.4%
Working capital deficit	$(1,947,835)	$(1,401,847)	38.9%

Cash Flows
	Nine Months Ended
	January 31, 2016	January 31, 2015
Net cash used in operating activities	$(382,413)	$(494,524)
Net cash used in investing activities	-	-
Net cash provided by financing activities	380,000	437,000
Net decrease in cash during period	$(2,413)	$(57,524)

As of January 31, 2016, we had a working capital deficit of $1,947,835 as compared to a working capital deficit of $1,401,847 as of April 30, 2015. The increase in our working capital deficit is primarily due to an increase in loans payable-related parties, accounts payable–related parties and accrued interest-related parties.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (two payments of $7,000 has been paid); and two $9,000 payments due every 90 days thereafter. Each payment has a 3-day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of January 31, 2016, the Company has a liability in the amount of $39,000 recorded in accounts payable related to this matter.

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

On June 1, 2015, the Company filed a Response to Civil Claim, denying: 1) entering into any oral agreement; 2) that the Plaintiff presented a potential transaction with Gainey; 3) that there was any fee payable to Plaintiff upon completion of a transaction with Gainey; 4) any existence of an agreement with Plaintiff and as such, the Gainey transaction was not related to any agreement with Plaintiff; and 5) any obligation to pay a fee to Plaintiff, contractually or otherwise. While the Company intends to vigorously defend the lawsuit, there is no assurance that the Company will be able to successfully defend the lawsuit.

On January 29, 2016, the Plaintiff filed a Notice of Application (the “Application”) in the Supreme Court of British Columbia, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by the Company. A hearing is scheduled to take place on March 17, 2016. While the Company intends to vigorously oppose the Application, there is no assurance that the Company will be able to successfully oppose the Application.

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

As of January 31, 2016, we had cash on hand of $8,447 and accumulated net loss of $18,329,808 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned development program.

Because we are a development stage company, we face a high risk of business failure.

We have earned minimal revenues from the processing of ore at our Phoenix and Scottsdale Facilities. Our primary business activities have involved the exploration and development on the Piute Valley Property and the commencement of operations at our Phoenix Facility and Scottsdale Facility. In August 2012, we did not pay the renewal fee on the Piute Valley Property and the BLM Claims, allowing those claims to lapse. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. Potential investors should be aware of the difficulties normally encountered by exploration and development stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because we anticipate our operating expenses will increase prior to our earning significant revenues, we may never achieve profitability.

We anticipate that we will incur increased operating expenses prior to realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the operation of our Scottsdale Facility, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to ever generate any operating revenues or achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Certain work to be performed at our facility may require us to apply for permits from federal, state or local regulatory bodies.

If our applications for permits from the relevant regulatory bodies are denied, we may not be able to proceed with our development programs as disclosed above, which could have a negative effect on our business.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

Our success will largely depend on our ability to hire highly qualified personnel with experience in the geological field. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Our failure to hire key personnel when needed could have a significant negative effect on our business.

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

ROYAL MINES AND MINERALS CORP.

Date:	March 14, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)