Form 10-K
period 2016-04-30
ROYAL MINES & MINERALS CORP
filed 2016-07-28
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016
or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to _____

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
Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [  ]

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
Yes  [  ]  No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,095,402.14 as of October 31, 2015, based on $0.016, the price at which the common equity was last sold.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 26, 2016, the Registrant had 228,793,634 shares of common stock outstanding.

EXPLANATORY NOTE

Our Board of Directors, in consultation with management, determined that our Balance Sheet as of April 30, 2015 contained in our annual report on Form 10-K for the year ended April 30, 2015 should be restated due to default of payment on equipment leased in our Scottsdale Facility.

With this report we are filing to restate our financial statements for the year ended April 30, 2015 because of changes in the presentation of the Financial Statements for the default of payment on equipment leased in our Scottsdale Facility. This restatement had an impact on our Balance Sheet, Statement of Operations and Comprehensive Loss, Statement of Cash Flows and Statement of Stockholders' Deficit for the applicable period. This restatement led our management to conclude that an additional material weakness was present in our disclosure controls and procedures as of April 30, 2015. For additional background on the restatement, please see Note 16 to our Financial Statements.

Effects of the Restatement Due to Default of Payment of Leased Equipment

The following table provides a summary of selected line items from our consolidated balance sheet, statement of operation and comprehensive loss and cash flows as of April 30, 2015 affected by this restatement.

	As Previously	Restatement
	Reported	Adjustments	As Restated
Balance Sheet – April 30, 2015
Accounts payable	$254,938	$128,032	$382,970
Total current liabilities	$1,405,399	$128,032	$1,533,431
Deferred rent	$12,518	$(12,518)	$-
Total non-current liabilities	$12,518	$(12,518)	$-
Total liabilities	$1,417,917	$115,514	$1,533,431

Statement of Operations and Comprehensive Loss –
For the Year Ended April 30, 2015
Mineral exploration and evaluation expenses	$423,731	$115,514	$539,245
Total operating expenses	$1,744,012	$115,514	$1,859,526
Loss from operations	$1,744,012	$115,514	$1,859,526
Net loss	$1,805,005	$115,514	$1,920,519
Comprehensive loss	$1,305,005	$115,514	$1,420,519

Statement of Cash Flows – For the Year Ended April 30, 2015
Net loss	$1,805,005	$115,514	$1,920,519
Accounts payable	$54,081	$128,032	$182,113
Deferred rent	$(12,881)	$(12,518)	$(25,399)

Except for certain updated information in the items listed above, there have been no changes to the financial statements filed in our annual report on Form 10-K for the year ended April 30, 2015.

ROYAL MINES AND MINERALS CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2016

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

Overview

We were incorporated on December 14, 2005 under the laws of the State of Nevada. We are focused on the development of mining technologies for the proficient extraction of precious metals, and our primary objectives are to: (i) commercially and viably extract and refine precious metals from specific coal (fly and bottom) ash and other leachable assets; (ii) use our proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets; and (iii) joint venture, acquire and develop mining projects in North America.

We are focusing our business on commercially processing specific coal ash through a process of mechanical attrition, chemical treatments and thermal sintering that exposes extractable gold (the “Cholla Process”) at our processing and refining plant located in Scottsdale, Arizona (the “Scottsdale Facility”). This process agglomerates metal atoms into larger nanoparticles, before forming bulk gold metal. Once in bulk gold metal, traditional assay methods can effectively measure value. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2016, we spent approximately $352,771 on mineral exploration and evaluation costs. During our fiscal year ended April 30, 2015, we spent approximately $627,219 on mineral exploration and evaluation costs.

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

As of April 30, 2016, we had cash on hand of $60 and accumulated net loss of $18,554,347 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

Our principal office is at 2580 Anthem Village Dr., Henderson, NV 89052, consisting of approximately 150 square feet, which we rent at a cost of $875 per month. We entered into a lease agreement through December 31, 2013, and thereafter the lease continues on a month-to-month basis.

We also rent premises located at 7815 E. Thunderbird Rd., Scottsdale, AZ 85260, for use as corporate housing, at a cost of $2,600 per month. We entered into a lease agreement through May 31, 2016, and thereafter the lease continues on a month-to-month basis.

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

On October 22, 2014, we reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (two payments of $7,000 has been paid); and two $9,000 payments due every 90 days thereafter. Each payment has a 3-day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of April 30, 2016, we have a liability in the amount of $32,000 recorded in accounts payable related to this matter.

On May 1, 2015, we received an amended Notice of Civil Claim (the “Claim”), dated April 1, 2015 (original filed on December 31, 2014), that was filed in the Supreme Court of British Columbia, by 1254859 Ontario Inc. (the “Plaintiff”), alleging breach of specific performance and breach of contract in relation to the Golden Anvil Asset Purchase by Gainey (see Note 3). The Plaintiff seeks to recover damages of including, but not limited to: 1) 1,000,000 shares of Gainey stock; 2) damages in lieu of specific performance; and 3) damages for breach of contract.

On June 1, 2015, we filed a Response to Civil Claim, denying: 1) entering into any oral agreement; 2) that the Plaintiff presented a potential transaction with Gainey; 3) that there was any fee payable to Plaintiff upon completion of a transaction with Gainey; 4) any existence of an agreement with Plaintiff and as such, the Gainey transaction was not related to any agreement with Plaintiff; and 5) any obligation to pay a fee to Plaintiff, contractually or otherwise. While the Company intends to vigorously defend the lawsuit, there is no assurance that the Company will be able to successfully defend the lawsuit.

On January 29, 2016, the Plaintiff filed a Notice of Application (the “Application”) in the Supreme Court of British Columbia, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by us. A hearing took place on March 17, 2016. On June 16, 2016 the Application was dismissed against us.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low prices of the common shares obtained during the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter ended July 31	$0.022	$0.015	$0.019	$0.011
Second Quarter ended October 31	$0.020	$0.014	$0.035	$0.009
Third Quarter ended January 31	$0.015	$0.003	$0.036	$0.012
Fourth Quarter ended April 30	$0.008	$0.004	$0.031	$0.012

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 29, 2016, there were 137 registered holders of record of our common stock. A larger number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

No unregistered sales of our equity securities were made during the year ended April 30, 2016.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Summary of Year End Results

	Years Ended April 30,		Percentage
	2016	2015	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(748,292)	(1,859,526)	(59.8)%
Other Items	(91,481)	(60,993)	50.0%
Net Loss	$(839,773)	$(1,920,519)	(56.3)%

Revenues

During the years ended April 30, 2016 and 2015, we earned no revenues. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of coal ash.

Operating Expenses

The major components of our operating expenses for the years ended April 30, 2016 and 2015 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2016	April 30, 2015	(Decrease)
Mineral exploration and evaluation expenses	$282,968	$539,245	(47.5)%
Mineral exploration and evaluation expenses – related party	69,803	87,974	(20.7)%
General and administrative	115,113	129,133	(10.9)%
General and administrative – related party	154,254	176,967	(12.8)%
Depreciation and amortization	69,765	74,615	(6.5)%
Impairment of intellectual property	-	159,610	(100.0)%
Other than temporary loss of marketable securities	55,352	528,000	(89.5)%
Loss on sale of marketable securities	-	150,253	(100.0)%
Loss on legal settlement	-	19,142	(100.0)%
Bad debt expense	1,037	720	44.0%
Gain on forgiveness of accrued interest	-	(6,133)	(100.0)%
Total operating expenses	$748,292	$1,859,526	(59.8)%

Our operating expenses for the year ended April 30, 2016 decreased as compared to the year ended April 30, 2015. The decrease in our operating expenses primarily related to a significant decrease in other than temporary loss on marketable securities and a decrease in mineral exploration and evaluation expenses. In addition, the decrease related to our recorded impairment of intellectual property and loss on sale of marketable securities during the prior fiscal year.

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

Impairment of marketable securities relates to an impairment expense recognized for the continued decline in stock price of our Gainey Capital Corp shares.

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

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows	Years Ended April 30
	2016	2015
Net Cash Used In Operating Activities	$(515,800)	$(624,878)
Net Cash Provided By Investing Activities	-	49,747
Net Cash Provided By Financing Activities	505,000	518,000
Net (Decrease) in Cash During Period	$(10,800)	$(57,131)

Working Capital
			Percentage
	At April 30, 2016	At April 30, 2015	Increase / (Decrease)
Current Assets	$60	$11,897	(99.5)%
Current Liabilities	(2,206,841)	(1,533,431)	43.9%
Working Capital Deficit	$(2,206,781)	$(1,521,534)	45.0%

As at April 30, 2016, we had a working capital deficit of $2,206,781 as compared to a working capital deficit of $1,521,534 as at our year ended April 30, 2015. The increase in our working capital deficit is primarily due to an increase in loans payable-related parties, accounts payable–related parties and accrued interest-related parties.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (RBSM);

2.	Audited Financial Statements for the Years Ended April 30, 2016 and 2015, including:

3.	Balance Sheets at April 30, 2016 and 2015;

4.	Statements of Operations and Comprehensive Loss for the years ended April 30, 2016 and 2015;

5.	Statement of Stockholders’ Deficit for the years ended April 30, 2016 and 2015;

6.	Statements of Cash Flows for the years ended April 30, 2016 and 2015; and

7.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Royal Mines and Minerals Corp

2580 Anthem Village Dr.
Henderson, NV 89052

We have audited the accompanying balance sheets of Royal Mines and Minerals Corp (the “Company”) as of April 30, 2016, and 2015, and the related statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2016. Royal Mines and Minerals Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

RBSM LLP

Henderson, Nevada

July 28, 2016

ROYAL MINES AND MINERALS CORP.
BALANCE SHEETS

	April 30, 2016	April 30, 2015
		(Restated)
ASSETS

Current assets
Cash and cash equivalents	$60	$10,860
Other current assets	-	1,037
Total current assets	60	11,897

Non-current assets
Investment in marketable securities	216,648	272,000
Property and equipment, net	97,059	166,824
Other assets	7,655	7,655
Total non-current assets	321,362	446,479

Total assets	$321,422	$458,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$356,561	$382,970
Accounts payable - related parties	375,465	266,734
Accrued interest	92,204	70,762
Accrued interest - related parties	206,581	141,935
Loans payable	248,030	248,030
Loans payable - related parties	878,000	373,000
Notes payable	50,000	50,000
Total current liabilities	2,206,841	1,533,431

Total liabilities	2,206,841	1,533,431

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 228,793,634 shares issued and outstanding	228,794	228,794
Additional paid-in capital	16,430,134	16,400,725
Subscriptions payable	10,000	10,000
Accumulated deficit	(18,554,347)	(17,714,574)
Total stockholders' deficit	(1,885,419)	(1,075,055)

Total liabilities and stockholders' deficit	$321,422	$458,376

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	April 30, 2016	April 30, 2015
		(Restated)

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	282,968	539,245
Mineral exploration and evaluation expenses - related parties	69,803	87,974
General and administrative	115,113	129,133
General and administrative - related parties	154,254	176,967
Depreciation and amortization	69,765	74,615
Impairment of intellectual property	-	159,610
Other than temporary loss on marketable securities	55,352	528,000
Loss on sale of marketable securities	-	150,253
Loss on legal settlement	-	19,142
Bad debt expense	1,037	720
Gain on forgiveness of accrued interest	-	(6,133)
Total operating expenses	748,292	1,859,526

Loss from operations	(748,292)	(1,859,526)

Other income (expense):
Interest expense	(26,835)	(32,921)
Interest expense - related parties	(64,646)	(28,072)
Total other income (expense)	(91,481)	(60,993)

Net loss	$(839,773)	$(1,920,519)

Other comprehensive gain (loss):
Amount reclassified from accumulated other comprehensive income	-	500,000

Comprehensive loss	$(839,773)	$(1,420,519)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	228,793,634	220,363,455

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

						Accumulated
						Other	Total
	Common Stock		Additional	Subscriptions	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Payable	Deficit	Loss	(Deficit)
Balance, April 30, 2014	212,813,141	$212,813	$15,673,181	$-	$(15,794,055)	$(500,000)	$(408,061)

Issuance of common stock in acquisition of intellectual property, $0.02 per share	7,980,493	7,981	151,629	-	-	-	159,610

Issuance of common stock for options excercised, $0.02 per share, in satisfaction of debt.	2,400,000	2,400	45,600	-	-	-	48,000

Contribution on 50% of future profits from Scottsdale facility	-	-	165,000	-	-		165,000

Issuance of stock options for 6,500,000 shares of common stock to three directors and four consultants.	-	-	90,915	-	-	-	90,915

Issuance of common stock in satisfaction of debt, $0.05 per share, with attached warrants exercisable at $0.10 per share.	2,200,000	2,200	107,800	-	-	-	110,000

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	3,400,000	3,400	166,600	-	-	-	170,000

Received funds for common stock, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	-	10,000	-	-	10,000

Net loss	-	-	-		(1,920,519)	-	(1,920,519)

Amount reclassified from accumulated other comprehensive income	-	-	-	-	-	500,000	500,000

Balance, April 30, 2015 (Restated)	228,793,634	228,794	16,400,725	10,000	(17,714,574)	-	(1,075,055)

Issuance of stock options for 6,000,000 shares of common stock to three directors and three consultants.	-	-	29,409	-	-	-	29,409

Net loss	-	-	-	-	(839,773)	-	(839,773)

Balance, April 30, 2016	228,793,634	$228,794	$16,430,134	$10,000	$(18,554,347)	$-	$(1,885,419)

See accompanying notes to these financials statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30, 2016	April 30, 2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(839,773)	$(1,920,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,765	74,615
Impairment of intellectual property	-	159,610
Stock-based expenses	7,352	27,974
Stock-based expenses - related parties	22,057	62,941
Allowance for bad debt	1,037	720
Loss on sale of marketable securities	-	150,253
Other than temporary loss on marketable securities	55,352	528,000
Gain on forgiveness of accrued interest	-	(6,133)
Changes in operating assets and liabilities:
Prepaid expenses	-	7,500
Other assets	-	7,587
Accounts payable	(26,409)	182,113
Accounts payable - related parties	108,731	70,651
Other current liabilities	-	(2,540)
Accrued interest	21,442	23,544
Accrued interest - related parties	64,646	34,205
Deferred rent	-	(25,399)

Net cash used in operating activities	(515,800)	(624,878)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	-	49,747

Net cash provided by investing activities	-	49,747

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from contribution on Scottsdale facility	-	165,000
Proceeds from stock issuance	-	170,000
Proceeds from subscriptions payable	-	10,000
Proceeds from borrowings	-	10,000
Proceeds from borrowings - related parties	505,000	163,000

Net cash provided by financing activities	505,000	518,000

NET CHANGE IN CASH	(10,800)	(57,131)

CASH AT BEGINNING OF PERIOD	10,860	67,991

CASH AT END OF PERIOD	$60	$10,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$714	$954
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of intellectual property for stock	$-	$159,610
Stock issued in satisfaction of loans payable, including related party	$-	$158,000

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

Description of Business – The Company is focused on the development of mining technologies for the proficient extraction of precious metals. The Company's primary objectives are to 1) commercially and viably extract and refine precious metals from specific coal ash (fly and bottom), ores and other leachable assets, 2) use its proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets, and 3) joint venture, acquire and develop mining projects in North America. The Company has not yet realized significant revenues from its primary objectives.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

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

As of April 30, 2016, the Company had cumulative net losses of $18,554,347 from operations since inception and had a working capital deficit of $2,206,781. For the year ended April 30, 2016, the Company incurred a net loss of $839,773 and had net cash used in operating activities of $515,800. For the year ended April 30, 2015 the Company incurred a net loss of $1,920,519 and had net cash used in operating activities of $624,878. The Company has not fully started its minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of April 30, 2016 and 2015, the Company has recorded an allowance for doubtful account of $15,798 and $14,761, respectively.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

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

Pursuant to ASC 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company's financial instruments consist of cash, other assets, accounts payable, accrued liabilities, and loans payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2016 and 2015 as follows:

Fair Value Measurements at April 30, 2016 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2016	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$216,648	$-	$216,648	$-
Total	$216,648	$-	$216,648	$-

Fair Value Measurements at April 30, 2015 Using:

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

Assets	Total Carrying Value as of 4/30/2015	Quoted Marked Prices inActive Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in marketable securities	$272,000	$-	$272,000	$-
Total	$272,000	$-	$272,000	$-

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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. Impairment expense of zero and $159,610 was recognized for the years ended April 30, 2016 and 2015, respectively.

Research and Development - All research and development expenditures are expensed as incurred.

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of April 30, 2016 and 2015, stock options and warrants outstanding were 165,785,129 and 159,785,129 respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Income Taxes - The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

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

In February 2016, the FASB issued Accounting Standard (“ASU”) 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17 which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. Adoption of the new guidance is not expected to have an impact on the financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
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

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) on any future profits received by Company that are derived from our process for the recovery of precious metals from coal ash and other materials (the “Technology”) at a basis of 1% of our net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of April 30, 2016 and through the filing date of the Form 10-K, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of April 30, 2016, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of April 30, 2016, the Creditor funded a total of $329,000. As of April 30, 2016 and through the date of the filing date of the Form 10-K, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the year ended April 30, 2016 and 2015, the Company received contributions totaling zero and $165,000, respectively.

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

As of April 30, 2016 and 2015, investment in marketable securities consisted of $216,648 and $272,000, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.135 and $0.17 per share, on April 30, 2016 and 2015, respectively. As of April 30, 2016, 60% of the shares have been released, of which 20% were sold on March 30, 2015. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

Based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is other-than-temporary.

The following is a summary of available-for-sale marketable securities as of April 30, 2016:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity
securities	$800,000	$--	$(583,352)	$216,648
Total	$800,000	$--	$(583,352)	$216,648

The following is a summary of available-for-sale marketable securities as of April 30, 2015:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity
securities	$800,000	$--	$(528,000)	$272,000
Total	$800,000	$--	$(528,000)	$272,000

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2016	April 30, 2015
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(309,257)	(239,492)
	$97,059	$166,824

Depreciation expense was $69,765 and $74,615 for the years ended April 30, 2016 and 2015, respectively.

5.	INTELLECTUAL PROPERTY

On August 20, 2014, the Company entered an Amended and Restated License Agreement with Alvin C. Johnson, Jr. (“Licensor”), whereby the Licensor has been granted 7,980,493 shares of common stock as consideration for the cancellation by the Licensor of a 3.75% gross royalty on the proceeds from any commercial use of our license on the process for the recovery of precious metals from coal ash and other materials. The intellectual property was valued at $159,610 or $0.02 per share of common stock. The Company’s market price on August 20, 2014, and has been capitalized as intellectual property. Based on the unpredictable timing of estimated future cash flows expected to be generated from the intellectual property, the Company recognized an impairment expense of $159,610 during the year ended April 30, 2015.

6.	ACCOUNTS PAYABLE - RELATED PARTIES

As of April 30, 2016 and 2015, accounts payable – related parties of $375,465 and $266,734, respectively, mainly consisted of expenses paid by and consulting fees due to the CEO of the Company.

7.	LOANS PAYABLE AND ACCRUED INTEREST

As of April 30, 2016 and 2015, loans payable of $248,030, consists of borrowings payable to unrelated third parties. A loan of $98,030 bears 12% interest, is unsecured and is due on demand. A loan of $150,000 (see Note 2) bears interest at a rate of 6% per annum, compounded annually and has a maturity date of December 31, 2016.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

As of April 30, 2016 and 2015, accrued interest was $92,204 and $70,762, respectively.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of April 30, 2016 and 2015, loans payable – related parties of $878,000 and $373,000, respectively, consists of borrowings, directly and indirectly, from the CEO of the Company. The balances bear 10% interest, are unsecured and are due on demand.

As of April 30, 2016 and 2015, accrued interest – related parties was $206,581 and $141,935, respectively. Related parties – interest expense was $64,646 and $28,072 for the years ended April 30, 2016 and 2015, respectively.

9.	NOTES PAYABLE

As of April 30, 2016 and 2015, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. All operating leases are month-to-month. Future minimum lease payments under the operating leases as of April 30, 2016 are as follows:

Fiscal year ending April 30, 2017	$6,961
Fiscal year ending April 30, 2018	$-
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-
Fiscal year ending April 30, 2021	$-

Lease expense was $84,597 and $248,720 for the years ended April 30, 2016 and 2015, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (four payments of $7,000 have been paid as of April 30, 2016); and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of April 30, 2016, the Company has a liability in the amount of $32,000 recorded in accounts payable related to this matter.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

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

On January 29, 2016, the Plaintiff filed a Notice of Application (the “Application”) in the Supreme Court of British Columbia, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by the Company. A hearing took place on March 17, 2016. On June 16, 2016, the Application was dismissed against the Company.

No other legal proceedings are pending, threatened or contemplated.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2016 and 2015, there were 228,793,634 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

During the year ended April 30, 2016, there was no stock issued.

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

c)

On March 31, 2015, the Company issued an aggregate of 3,400,000 units at a price of $0.05 per unit in separate concurrent private placement offerings for aggregate cash proceeds of $170,000. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

d)

On March 31, 2015, the Company issued an aggregate of 2,200,000 units at a price of $0.05 per unit in separate concurrent private placement offerings to settle outstanding indebtedness of $110,000 in principle and $6,133 in accrued interest. The Company recorded a gain on the settlement of $6,133. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company's common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

e)	During the year ended April 30, 2015, the Company received $10,000 in subscription payable in a private offering for 200,000 units.

12.	STOCK OPTIONS AND WARRANTS

At April 30, 2016, the Company had the following stock option plans available:

2013 Stock Incentive Plan - Effective June 20, 2013, the Company adopted the 2013 Stock Incentive Plan (the “2013 Plan"). The 2013 Plan allows the Company to grant certain options to its directors, officers, employees and eligible consultants. At April 30, 2016, the Company had 2,219,045 shares of the Company’s common stock available for issuance under the 2013 Plan. However, the Company may increase the maximum aggregate number of shares of the Company’s common stock that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares of common stock that may be optioned and sold under the 2013 Plan shall at no time be greater than 15.0% of the total number of shares of common stock outstanding.

On December 25, 2015, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 6,000,000 shares of common stock at $0.005 per share. The nonqualified stock options were granted to various officers, directors and consultants, are fully vested and expire December 29, 2020. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.25%, volatility of 268%, estimated life of 5 years and closing stock price of $0.005 per share on the date of grant. The value for the 6,000,000 stock options is $29,409.

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

From the date of inception through April 30, 2016, compensation expense related to the granting of stock options under the 2013 Plan was $665,857, of which $117,106 was recorded in minerals exploration and evaluation expenses, $29,642 was recorded in minerals exploration and evaluation expenses – related parties, $128,391 was recorded in general and administrative and $390,718 was recorded in general and administrative – related parties. The Company calculated the value of the options using the Black-Scholes option pricing model. As of April 30, 2016, 32,100,000 of the options granted were outstanding.

The following is a summary of option activity during the years ended April 30, 2016 and 2015:

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

		Weighted Average
	Number of Shares	Exercise Price
Balance, April 30, 2014	25,600,000	$0.03

Options granted and assumed	6,500,000	0.01
Options expired	(3,600,000)	0.02
Options exercised	(2,400,000)	0.02
Balance, April 30, 2015	26,100,000	0.03

Options granted and assumed	6,000,000	0.005
Options expired	-	0.00
Options exercised	-	0.00
Balance, April 30, 2016	32,100,000	$0.03

As of April 30, 2016, all stock options outstanding are exercisable.

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

On January 15, 2015, the Company extended the expiration dates of the following warrants:

a)

22,476,840 warrants previously issued on February 24, 2009, from an expiration date of February 23, 2015 to February 23, 2016. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.10 per share;

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

(b)	26,220,000 warrants previously issued on November 18, 2013, from an expiration date of November 18, 2015 to November 18, 2017; and

(c)	1,000,000 warrants previously issued on November 19, 2013, from an expiration date of November 19, 2015 to November 19, 2017.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

On January 14, 2016, the Company extended the expiration dates of the following warrants:

(a)	22,476,840 warrants previously issued on February 24, 2009, from an expiration date of February 23, 2016 to February 23, 2018;

(b)	11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2016 to January 30, 2018;

(c)	32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2016 to January 17, 2018; and

(d)	11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2016 to January 29, 2018.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

The following is a summary of warrants activity during the years ended April 30, 2016 and 2015:

		Weighted Average
	Number of Shares	Exercise Price
Balance, April 30, 2014	129,385,129	$0.10

Warrants granted and assumed	5,600,000	0.10
Warrants canceled	-	0.00
Warrants expired	(1,300,000)	0.10
Balance, April 30, 2015	133,685,129	0.10

Warrants granted and assumed	-	0.00
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, April 30, 2016	133,685,129	$0.10

All warrants outstanding as of April 30, 2016 are exercisable.

13.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2016, the Company incurred $202,000, in consulting fees expense from companies with a common director or officer, and $22,057 in compensation expense for the issuance of stock options to directors and officers of the Company.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

For the year ended April 30, 2015, the Company incurred $200,000, in consulting fees expense from companies with a common director or officer, and $62,941 in compensation expense for the issuance of stock options to directors and officers of the Company.

14.	INCOME TAXES

FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,163,135 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2016	2015
Book loss for the year	$(839,773)	$(1,920,519)
Adjustments:
Impairment expenses	55,352	687,610
Loss on sale of marketable securities	-	150,253
Gain on forgiveness of accrued interest	-	(6,133)
Bad debt expense	1,037	720
Non-deductible stock compensation	29,409	90,915
Tax loss for the year	$(753,975)	$(997,154)
Estimated effective tax rate	35%	35%
Deferred tax asset	$263,891	$349,004

The total valuation allowance is $4,163,135. Details for the last two periods are as follows:

For the period ended April 30,	2016	2015

Deferred tax asset	$4,163,135	$3,899,244
Valuation allowance	(4,163,135)	(3,899,244)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2016	$753,975	2036
2015	$997,154	2035

15.	SUBSEQUENT EVENTS

On June 16, 2016, the Supreme Court of British Columbia ruled in favor of the Company, dismissing the Application filed by the Plaintiff on January 29, 2016, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by the Company.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2016 AND 2015
(AUDITED)

On July 7, 2016, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2016 to July 12, 2018. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

16.	RESTATEMENT

Due to default of payment on equipment leased in the Company’s Scottsdale Facility, the Company has restated its balance sheet, statement of operations, statement of stockholders’ deficit and statement of cash flows for the year ended April 30, 2015 to account for the following:

1)	Increase of accounts payable by $128,032;

2)	Reduction of deferred rent by $12,518; and

3)	Increase in mineral exploration and evaluation expenses.

A summary of the effect of the restatements is as follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Balance Sheet – April 30, 2015
Accounts payable	$254,938	$128,032	$382,970
Total current liabilities	$1,405,399	$128,032	$1,533,431
Deferred rent	$12,518	$(12,518)	$-
Total non-current liabilities	$12,518	$(12,518)	$-
Total liabilities	$1,417,917	$115,514	$1,533,431

Statement of Operations and Comprehensive Loss –
For the Year Ended April 30, 2015
Mineral exploration and evaluation expenses	$423,731	$115,514	$539,245
Total operating expenses	$1,744,012	$115,514	$1,859,526
Loss from operations	$1,744,012	$115,514	$1,859,526
Net loss	$1,805,005	$115,514	$1,920,519
Comprehensive loss	$1,305,005	$115,514	$1,420,519

Statement of Cash Flows – For the Year Ended April
30, 2015
Net loss	$1,805,005	$115,514	$1,920,519
Accounts payable	$54,081	$128,032	$182,113
Deferred rent	$(12,881)	$(12,518)	$(25,399)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 5, 2015, our Board of Directors approved of the dismissal of De Joya Griffith, LLC as our independent registered public accounting firm.

The reports of De Joya Griffith, LLC on our financial statements for the years ended April 30, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended April 30, 2015 and 2014 and through July 28, 2015, we had no disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to De Joya Griffith's, LLC's satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods.

During the years ended April 30, 2015 and 2014 and through August 5, 2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On August 5, 2015, our Board of Directors approved the appointment of and engaged RBSM, LLP, 2580 Anthem Village Dr., Henderson, Nevada 89052, as our independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither we nor anyone on our behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions
K. Ian Matheson	75	Chief Executive Officer, President and Director
Jason S. Mitchell	46	Chief Financial Officer, Treasurer, Secretary and Director
Michael C. Boyko	44	Director

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

Michael C. Boyko was appointed a member of our Board of Directors on April 2, 2009. Mr. Boyko obtained his Bachelor of Science in Finance from Arizona State University and is a member of the AMIGOS – Arizona Mining Association and the Arizona Society for Mining Engineers. From March 2014 to August 2015, Mr. Boyko served as the president, CEO and director of America Greener Technologies, Inc. (OTCBB: AGRN). Since 2003, Mr. Boyko has been the president and owner of Advanced Integrated Resource, LLC, a private company that markets process equipment to the mining and power industry. From 2001 to 2003, Mr. Boyko was employed at T.A. Caid Industries, a private company, where he developed a new business segment focused on equipment representation and sales to mines and power plants. From 1998 to 2001, Mr. Boyko was the managing partner and vice president of business development of BME Engineering, a private company that focused on industrial process equipment for mines and power plants, where he managed sales, marketing and manufacturing. Mr. Boyko is also Mine Safety and Health Administration (MSHA) certified.

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

	Number of Late	Transactions Not	Known Failures to
Name and Principal Position	Insider Reports	Timely Reported	File a Required Form

K. Ian Matheson
Chief Executive Officer, President	None	None	None
and Director

Jason S. Mitchell
Chief Financial Officer, Treasurer,	None	None	None
Secretary and Director

Michael C. Boyko
Director	One	One	None

E-Ore Holdings LLC
10% Holder	None	None	None

Debra Matheson
10% Holder	None	None	None

PPI Holdings LLC
10% Holder	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2016 and 2015.

SUMMARY COMPENSATION TABLE

							Non- Nonqualified
						Equity	Deferred
						Incentive	Compen-	All Other
	Year			Stock	Option	Plan	sation	Compen-
Name & Principal	End	Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Position	April 30,	($)	($)	($)	($)	sation ($)	($)	($)	($)
K. Ian Matheson(1)	2016	$60,000	$0	$0	$ 9,803	$0	$0	$0	$69,803
CEO, President &	2015	$60,000	$0	$0	$19,839	$0	$0	$0	$79,839
Director
Jason S. Mitchell(2)	2016	$144,000	$0	$0	$ 9,803	$0	$0	$0	$153,803
Treasurer,	2015	$144,000	$0	$0	$19,839	$0	$0	$0	$163,839
Secretary& Director

Michael C. Boyko	2016	$0	$0	$0	$2,451	$0	$0	$0	$2,451
Director of Operations	2015	$0	$0	$0	$4,959	$0	$0	$0	$4,959
& Director

Notes:
(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson $5,000 per month for consulting services provided by Mr. Matheson.
(2)	Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month. The amounts paid to Mr. Mitchell during the fiscal years ended April 30, 2016 and 2015 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2016:

			Equity Incentive Plan
	Number of Securities	Number of Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying	Option	Option
Name and Principal	Unexercised Options	Unexercised Options	Unexercised Unearned	Exercise	Expiration
Position	(#) Exercisable	(#) Unexercisable	Options	Price	Date
K. Ian Matheson	4,500,000	--	--	$0.03	10/29/18
CEO, President & Director	2,000,000	--	--	$0.01	03/25/20
	2,000,000	--	--	$0.005	12/29/20
Jason S. Mitchell	4,500,000	--	--	$0.03	10/29/18
CFO, Treasurer, Secretary	2,000,000	--	--	$0.01	03/25/20
& Director	2,000,000	--	--	$0.005	12/29/20
Michael C. Boyko	1,800,000	--	--	$0.03	10/29/18
Director	500,000	--	--	$0.01	03/25/20
	500,000	--	--	$0.005	12/29/15

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2016, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding	Options,	Equity Compensation
	Options, Warrants	Warrants and	Plans (Excluding Securities
	and Rights	Rights	Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans	32,100,000	$0.022	2,219,045
Approved By Security Holders
Equity Compensation Plans Not	0	0	0
Approved By Security Holders

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

A total of 34,319,045 shares of our common stock are available for issuance under the 2013 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2013 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding less any other outstanding options issued under previous stock option plans.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 26, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

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
	Delta, BC V4L 1P3

Notes:
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 26, 2016. As of July 26, 2016, there were 228,793,634 common shares issued and outstanding.

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

(a)

As at April 30, 2016 and 2015, we were indebted to Mr. Matheson for principal amounts totaling $869,000 and $364,000, respectively. The amounts bear interest at a rate of 10% per annum, are unsecured and due on demand. Accrued Interest at April 30, 2016 and 2015 totaled $205,345 and $141,514, respectively. As at April 30, 2016 and 2015 we are indebted to Mr. Matheson for $315,000 and $255,000, respectively, in accrued compensation.

(b)	As at April 30, 2016 and 2015, we were indebted to PPI Holdings LLC, a company controlled by Mr. Mitchell, for principal amount totaling $1,000.

(c)

As at April 30, 2016 and 2015, we were indebted to E-Ore Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $8,000. The amount bears interest at a rate of 10% per annum, is unsecured and due on demand. Accrued Interest at April 30, 2016 and 2015 totaled $1,236 and $422, respectively.

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

The aggregate fees billed for the fiscal years ended April 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April, 2016	Year Ended April 30, 2015
Audit Fees	$26,382	$33,186
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$26,382	$33,186

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on form 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on form 10-Q filed on December 16, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date: July 28, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 28, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date: July 28, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date: July 28, 2016	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director