Form 10-Q
period 2016-07-31
ROYAL MINES & MINERALS CORP
filed 2016-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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
As of September 14, 2016, the Registrant had 228,793,634 shares of common stock outstanding.

EXPLANATORY NOTE

Our Board of Directors, in consultation with management, determined that our Balance Sheet as of April 30, 2015, contained in our annual report on Form 10-K for the year ended April 30, 2015, should be restated due to default of payment on equipment leased in our Scottsdale Facility.

This restatement had an impact on our Condensed Statements of Operations and Comprehensive Loss, and Condensed Statements of Cash Flows for the three months ended July 31, 2015. For additional background on the restatement, please see Note 15 to our Financial Statements.

Effects of the Restatement Due to Default of Payment of Leased Equipment

The following table provides a summary of selected line items from our condensed statements of operations and comprehensive loss, and condensed statements of cash flows for the three months ended July 31, 2015 affected by this restatement.

	As Previously	Restatement
	Reported	Adjustments	As Restated
Statement of Operations and Comprehensive Loss – For the Three Months Ended July 31, 2015
Mineral exploration and evaluation expenses	$79,031	$(12,551)	$66,480
Total operating expenses	$207,802	$(12,551)	$195,251
Loss from operations	$207,802	$(12,551)	$195,251
Net loss	$226,204	$(12,551)	$213,653
Comprehensive loss	$226,204	$(12,551)	$213,653

Statement of Cash Flows – For the Three Months Ended July 31, 2015
Net loss	$226,204	$(12,551)	$213,653
Changes in operating assets and liabilities:
Accounts payable	$16,379	$(16,500)	$(121)
Deferred rent	$(3,949)	$3,949	$-

Except for certain updated information in the items listed above, there have been no changes to the condensed financial statements filed in our quarterly report on Form 10-Q for the three months ended July 31, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS

	July 31, 2016	April 30, 2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,614	$60
Other current assets	5,860	-
Total current assets	11,474	60

Non-current assets
Investment in marketable securities	220,896	216,648
Property and equipment, net	79,617	97,059
Other assets	7,655	7,655
Total non-current assets	308,168	321,362

Total assets	$319,642	$321,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$355,453	$356,561
Accounts payable - related parties	381,116	375,465
Accrued interest	98,277	92,204
Accrued interest - related parties	230,932	206,581
Loans payable	248,030	248,030
Loans payable - related parties	1,023,000	878,000
Notes payable	50,000	50,000
Total current liabilities	2,386,808	2,206,841

Total liabilities	2,386,808	2,206,841

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 228,793,634 shares issued and outstanding	228,794	228,794
Additional paid-in capital	16,430,134	16,430,134
Subscriptions payable	10,000	10,000
Accumulated deficit during exploration stage	(18,740,342)	(18,554,347)
Accumulated other comprehensive income	4,248	-
Total stockholders' deficit	(2,067,166)	(1,885,419)

Total liabilities and stockholders' deficit	$319,642	$321,422

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended July 31,
	2016	2015
		(Restated)

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	57,856	66,480
Mineral exploration and evaluation expenses - related parties	15,000	15,000
General and administrative	30,542	34,799
General and administrative - related parties	34,000	35,000
Depreciation and amortization	17,441	17,441
Other than temporary loss on marketable security	-	25,494
Bad debt expense	-	1,037
Total operating expenses	154,839	195,251

Loss from operations	(154,839)	(195,251)

Other expense:
Interest expense	(31,156)	(18,402)
Total other expense	(31,156)	(18,402)

Net loss	$(185,995)	$(213,653)

Other comprehensive gain:
Unrealized gain on marketable securities	4,248	-

Comprehensive (loss)	$(181,747)	$(213,653)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	228,793,634	228,793,634

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended July 31,
	2016	2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(185,995)	$(213,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,441	17,441
Allowance for bad debt	-	1,037
Other than temporary loss on marketable securities	-	25,494
Changes in operating assets and liabilities:
Other current assets	(5,860)	-
Accounts payable	(1,107)	(121)
Accounts payable - related parties	5,651	15,587
Accrued interest	6,073	6,073
Accrued interest - related parties	24,351	12,077

Net cash used in operating activities	(139,446)	(136,065)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings - related parties	145,000	135,000

Net cash provided by financing activities	145,000	135,000

NET CHANGE IN CASH	5,554	(1,065)

CASH AT BEGINNING OF PERIOD	60	10,860

CASH AT END OF PERIOD	$5,614	$9,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$114
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on marketable securities	$4,248	$-

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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
JULY 31, 2016
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

As of July 31, 2016, the Company had cumulative net losses of $18,740,342 from operations since inception and had negative working capital of $2,375,334. For the three months ended July 31, 2016, the Company incurred a net loss of $185,995 and had net cash used in operating activities of $139,446. For the three months ended July 31, 2015 the Company incurred a net loss of $213,653 and had net cash used in operating activities of $136,065. The Company has not fully started its minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of July 31, 2016 and April 30, 2016, the Company has recorded an allowance for doubtful account of $15,798.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of July 31, 2016 and April 30, 2016 as follows:

Fair Value Measurements at July 31, 2016 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	7/31/2016	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$220,896	$-	$220,896	$-
Total	$220,896	$-	$220,896	$-

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. No impairment expense was recognized for the three months ended July 31, 2016 and 2015.

Research and Development - All research and development expenditures are expensed as incurred.

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of July 31, 2016 and 2015, stock options and warrants outstanding were 162,285,129 and 159,785,129 respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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
JULY 31, 2016
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

The Company has been operating in the Scottsdale facility in prior years using the same technology licensed by the Company. As of July 31, 2015 and through the filing date of the Form 10-Q, the Company and the Creditor have not established a limited liability corporation in accordance with the agreement. The equipment used in the Scottsdale facility, lease agreements for the Scottsdale facility, and other supplies purchased and costs incurred by the Scottsdale facility were incurred by the Company and are the legal obligation of the Company. As of July 31, 2016, no bank account has been established for the joint venture and as a result the Company has paid all expenses related to the Scottsdale facility directly via the Company’s bank accounts. Funding under the joint venture has been deposited by the Company into bank accounts owned by the Company. As of July 31, 2016, the Creditor funded a total of $329,000. As of July 31, 2016 and through the date of the filing date of the Form 10-Q, the Company has not agreed to contribute any of the assets related to the Scottsdale facility to the joint venture. Based upon the aforementioned, the Company has accounted for the funds received totaling $329,000 as contributed capital since in substance, the Creditor has secured future revenue of the Scottsdale facility operations with such funds. For the three months ended July 31, 2016 and July 31, 2015, the Company received zero contributions.

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

As of July 31, 2016 and April 30, 2016, investment in marketable securities consisted of $220,896 and $216,648, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.138 and $0.135 per share, on July 31, 2016 and April 30, 2016, respectively. As of July 31, 2016, 60% of the shares have been released, of which 20% were sold on March 30, 2015. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

Based on management’s evaluation of the circumstances, management believes that the overall decline in fair value below the cost of certain of the Company’s marketable securities is other-than-temporary.

The following is a summary of available-for-sale marketable securities as of July 31, 2016:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$4,248	$(583,352)	$220,896
Total	$800,000	$4,248	$(583,352)	$220,896

The following is a summary of available-for-sale marketable securities as of April 30, 2016:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(583,352)	$216,648
Total	$800,000	$--	$(583,352)	$216,648

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2016	April 30, 2016
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(326,699)	(309,257)
	$79,617	$97,059

Depreciation expense was $17,441 for the three months ended July 31, 2016 and 2015.

5.	INTELLECTUAL PROPERTY

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

As of July 31, 2016 and April 30, 2016, accounts payable – related parties of $381,116 and $375,465, respectively, mainly consisted of consulting fees due to one director and officer of the Company.

7.	LOANS PAYABLE

As of July 31, 2016 and April 30, 2016, loans payable of $248,030, consists of borrowings payable to unrelated third parties. The loans bear 6% to 12% interest, are unsecured and are due on demand.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

As of July 31, 2016 and April 30, 2016, accrued interest was $98,277 and $92,204, respectively.

8.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of July 31, 2016 and April 30, 2016, loans payable – related parties of $1,023,000 and $878,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balances bear 10% interest, are unsecured and are due on demand.

As of July 31, 2016 and April 30, 2016, accrued interest – related party was $230,932 and $206,581, respectively. Related parties – interest expense was $25,083 and $12,326 for the three months ended July 31, 2016 and 2015, respectively.

9.	NOTES PAYABLE

As of July 31, 2016 and April 30, 2016, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of July 31, 2016 are as follows:

Fiscal year ending April 30, 2017	$6,961
Fiscal year ending April 30, 2018	$-
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-
Fiscal year ending April 30, 2021	$-

Lease expense was $20,883 and $21,933 for the three months ended July 31, 2016 and 2015, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (five payments of $7,000 have been paid as of July 31, 2016); and two $9,000 payments due every 90 days thereafter. Each payment has a 3 day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of July 31, 2016, the Company has a liability in the amount of $25,000 recorded in accounts payable related to this matter.

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
JULY 31, 2016
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

Common and Preferred Stock:

As of July 31, 2016 and April 30, 2016, there were 228,793,634 shares of common stock outstanding and zero shares of preferred stock outstanding.

12.	STOCK OPTIONS AND WARRANTS

Extension of Warrants

On July 7, 2016, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2016 to July 12, 2018. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

As of July 31, 2016 and April 30, 2016, there were 28,600,000 and 32,100,000 stock options, respectively, and 133,685,129 stock warrants outstanding and exercisable.

13.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2016, the Company incurred $49,000, in consulting fees expense from companies with a common director or officer.

For the three months ended July 31, 2015, the Company incurred $50,000, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

None.

15.	RESTATEMENT

The Company determined that the balance sheet as of April 30, 2015, contained in the Company’s annual report on Form 10-K for the year ended April 30, 2015, should be restated due to default of payment on equipment leased in its Scottsdale Facility.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2016
(UNAUDITED)

This restatement had the following impact on the Company’s condensed statement of operations and comprehensive loss, and condensed statement of cash flows for the three months ended July 31, 2015:

•	Decrease in mineral exploration and evaluation expenses of $12,551;
•	Reduction of accounts payable by $16,500; and
•	Increase of deferred rent by $3,949.

The decrease in mineral exploration and evaluation expenses and accounts payable, and the elimination of the deferred rent, as previously reported, is due to the full recognition of the expense of the leased equipment at April 30, 2015.

A summary of the effect of the restatement is as follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Statement of Operations and Comprehensive Loss – For the Three Months Ended July 31, 2015
Mineral exploration and evaluation expenses	$79,031	$(12,551)	$66,480
Total operating expenses	$207,802	$(12,551)	$195,251
Loss from operations	$207,802	$(12,551)	$195,251
Net loss	$226,204	$(12,551)	$213,653
Comprehensive loss	$226,204	$(12,551)	$213,653

Statement of Cash Flows – For the Three Months Ended July 31, 2015
Net loss	$226,204	$(12,551)	$213,653
Changes in operating assets and liabilities:
Accounts payable	$16,379	$(16,500)	$(121)
Deferred rent	$(3,949)	$3,949	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We were incorporated on December 14, 2005 under the laws of the State of Nevada. Our primary objectives are to: (i) commercially and viably extract and refine precious metals from specific coal (fly and bottom) ash and other leachable assets; (ii) use our proprietary processes to convert specific ore bodies and coal ash landfills into valuable assets; and (iii) joint venture, acquire and develop mineable projects in North America.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended
	July 31, 2016	July 31, 2015	Percentage
		(Restated)	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(154,839)	(195,251)	(20.7)%
Interest Expense	(31,156)	(18,402)	69.3%
Net Loss	$(185,995)	$(213,653)	(12.9)%

Revenues

We earned no revenues during the three months ended July 31, 2016 and 2015. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash.

Expenses

The major components of our operating expenses for the three months ended July 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended		Percentage
	July 31, 2016	July 31, 2015	Increase /
		(Restated)	(Decrease)
Mineral exploration and evaluation expenses	$57,856	$66,480	(13.0)%
Mineral exploration and evaluation expenses – related party	15,000	15,000	0.0%
General and administrative	30,542	34,799	(12.2)%
General and administrative – related party	34,000	35,000	(2.9)%
Depreciation	17,441	17,441	0.0%
Other than temporary loss on marketable security	-	25,494	(100.0)%
Bad debt expense	-	1,037	(100.0)%
Total Expenses	$154,839	$195,251	(20.7)%

Our operating expenses for the three months ended July 31, 2016 decreased as compared to the three months ended July 31, 2015. The decrease in our operating expenses primarily relates to the other than temporary loss on marketable security during the three months ended July 31, 2015.

Mineral exploration and evaluation expenses primarily consist of rent, consulting fees and labor expenses in connection with our Scottsdale Facility.

Other than temporary loss on sale of marketable securities relates to the impairment loss recognized for the continued decline in stock price of our Gainey Capital Corp. shares.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2016	At April 30, 2016	Increase / (Decrease)
Current Assets	$11,474	$60	19,023.3%
Current Liabilities	(2,386,808)	(2,206,841)	8.2%
Working Capital Deficit	$(2,375,334)	$(2,206,781)	7.6%

Cash Flows
	Three Months Ended
	July 31, 2016	July 31, 2015
		(Restated)
Net Cash Used in Operating Activities	$(139,446)	$(136,065)
Net Cash Provided By Financing Activities	145,000	135,000
Net Increase (Decrease) in Cash During Period	$5,554	$(1,065)

As at July 31, 2016, we had a working capital deficit of $2,375,334 as compared to a working capital deficit of $2,206,781 as at April 30, 2016. The increase in our working capital deficit is primarily due to an increase in loans payable-related parties and accrued interest-related parties.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed with the SEC on July 28, 2016.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deemed effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014 (amount has been paid); $5,000 payable 90 days thereafter (amount has been paid); six payments of $7,000 due every 90 days thereafter (five payments of $7,000 have been paid); and two $9,000 payments due every 90 days thereafter. Each payment has a 3-day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of July 31, 2016, the Company has a liability in the amount of $25,000 recorded in accounts payable related to this matter.

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

On January 29, 2016, the Plaintiff filed a Notice of Application (the “ Injunction Application”) in the Supreme Court of British Columbia, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by the Company. A hearing took place on March 17, 2016. The Company successfully opposed the Injunction Application and on June 16, 2016 the Injunction Application was dismissed against the Company.

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

As of July 31, 2016, we had cash on hand of $5,614 and accumulated net loss of $18,740,342 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned development program.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURES.

None.

ITEM 5.                    OTHER INFORMATION.

None.

ITEM 6.                    EXHIBITS.

ITEM 7.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)

2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)

3.1	Articles of Incorporation. (1)

3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)

3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)

3.4	Bylaws. (1)

Exhibit
Number	Description of Exhibits

3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)

4.1	Form of Share Certificate. (1)

10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)

10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)

10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)

10.5	2011 Stock Incentive Plan.(7)

10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)

10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)

10.8	2013 Stock Incentive Plan.(10)

10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)

10.10	Form of Non-Qualified Option Agreement.(13)

10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)

10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)

10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)

10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)

10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)

14.1	Code of Ethics. (3)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.

(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on December 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 14, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)