Form 10-K/A
period 2016-04-30
ROYAL MINES & MINERALS CORP
filed 2016-09-27
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Amendment No. 1

Royal Mines and Minerals Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended April 30, 2016, as originally filed with the Securities and Exchange Commission (“SEC”) on July 29, 2016 (the “Original Form 10-K”).

This Amendment No. 1 amends the disclosure under Item 8 of Part II of the Original Form 10-K to include a revised report of Independent Registered Public Accounting Firm that addresses the restatement discussed in our explanatory note from the Original Form 10-K, which is set forth below.

Item 15 of Part IV of this Amendment No. 1 has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-K The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-K, when made, included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

Explanatory Note from Original Form 10-K

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

As discussed in Note 16 to the financial statements, the Company has restated its financial statements as of April 30, 2015 and related statement of operation, comprehensive loss, stockholders’ deficit, and cash flows for the year ended April 30, 2015. We audited the adjustments described in Note 16 that were applied.

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

ROYAL MINES AND MINERALS CORP.

Date:	September 27, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date:	September 27, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	September 27, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date:	September 27, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date:	September 27, 2016	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director