Form 10-Q
period 2016-10-31
ROYAL MINES & MINERALS CORP
filed 2016-12-21
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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
As of December 21, 2016, the Registrant had 245,199,204 shares of common stock outstanding.

EXPLANATORY NOTE

Our Board of Directors, in consultation with management, determined that our Balance Sheet as of April 30, 2015, contained in our annual report on Form 10-K for the year ended April 30, 2015, should be restated due to default of payment on equipment leased in our Scottsdale Facility.

This restatement had an impact on our Condensed Statements of Operations and Comprehensive Loss, and Condensed Statements of Cash Flows for the three and six months ended October 31, 2015. For additional background on the restatement, please see Note 15 to our Financial Statements.

Effects of the Restatement Due to Default of Payment of Leased Equipment

The following table provides a summary of selected line items from our condensed statements of operations and comprehensive loss, and condensed statements of cash flows for the three and six months ended October 31, 2015 affected by this restatement.

	As	Restatement
	Previously	Adjustments	As Restated
	Reported
Statement of Operations and Comprehensive Loss –
For the Three Months Ended October 31, 2015
Mineral exploration and evaluation expenses	$77,614	$(12,551)	$65,063
Total operating expenses	$169,306	$(12,551)	$156,755
Loss from operations	$169,306	$(12,551)	$156,755
Net loss	$190,473	$(12,551)	$177,922
Comprehensive loss	$190,473	$(12,551)	$177,922

Statement of Operations and Comprehensive Loss –
For the Six Months Ended October 31, 2015
Mineral exploration and evaluation expenses	$156,645	$(25,102)	$131,543
Total operating expenses	$377,108	$(25,102)	$352,006
Loss from operations	$377,108	$(25,102)	$352,006
Net loss	$416,677	$(25,102)	$391,575
Comprehensive loss	$416,677	$(25,102)	$391,575

Statement of Cash Flows – For the Six Months Ended
October 31, 2015
Net loss	$416,677	$(25,102)	$391,575
Accounts payable	$27,067	$(33,000)	$(5,933)
Deferred rent	$(7,898)	$7,898	$-

Except for certain updated information in the items listed above, there have been no changes to the condensed financial statements filed in our quarterly report on Form 10-Q for the three and six months ended October 31, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$20,735	$60
Other current assets	2,500	-
Total current assets	23,235	60

Non-current assets
Investment in marketable securities	-	216,648
Property and equipment, net	62,176	97,059
Other assets	7,655	7,655
Total non-current assets	69,831	321,362

Total assets	$93,066	$321,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$332,645	$356,561
Accounts payable - related parties	398,617	375,465
Accrued interest	104,351	92,204
Accrued interest - related parties	257,856	206,581
Loans payable	98,030	98,030
Loans payable - related parties	1,078,000	878,000
Convertible note	150,000	150,000
Notes payable	50,000	50,000
Total current liabilities	2,469,499	2,206,841

Total liabilities	2,469,499	2,206,841

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 245,199,204 and 228,793,634 shares issued and outstanding, respectively	245,199	228,794
Additional paid-in capital	16,588,093	16,430,134
Subscriptions payable	-	10,000
Accumulated deficit	(19,209,725)	(18,554,347)
Total stockholders' deficit	(2,376,433)	(1,885,419)

Total liabilities and stockholders' deficit	$93,066	$321,422

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	55,045	65,063	112,901	131,543
Mineral exploration and evaluation expenses - related parties	15,000	15,000	30,000	30,000
General and administrative	30,623	20,358	61,164	55,156
General and administrative - related parties	34,000	36,000	68,000	71,000
Depreciation and amortization	17,441	17,441	34,883	34,883
Loss in marketable securities on joint venture settlement	189,567	-	189,567	-
Loss on joint venture settlement	106,966	-	106,966	-
Other than temporary loss on marketable security	-	2,893	-	28,387
Bad debt expense	-	-	-	1,037
Gain on sale of marketable securities	(13,199)	-	(13,199)	-
Total operating expenses	435,443	156,755	590,282	352,006

Loss from operations	(435,443)	(156,755)	(590,282)	(352,006)

Other expense:
Interest expense	(33,941)	(21,167)	(65,096)	(39,569)
Total other expense	(33,941)	(21,167)	(65,096)	(39,569)

Net loss	$(469,384)	$(177,922)	$(655,378)	$(391,575)

Other comprehensive loss:
Unrealized loss on marketable securities	$(4,248)	-	-	-

Comprehensive (loss)	$(473,632)	$(177,922)	$(655,378)	$(391,575)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	235,016,369	228,793,634	231,905,002	228,793,634

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2016	2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(655,378)	$(391,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,883	34,883
Stock-based expenses	399	-
Allowance for bad debt	-	1,037
Other than temporary loss on marketable securities	-	28,387
Gain on sale of marketable securities	(13,199)	-
Loss in marketable securities on joint venture settlement	189,567	-
Loss on joint venture settlement	106,966	-
Changes in operating assets and liabilities:
Other current assets	(2,500)	-
Accounts payable	(23,917)	(5,933)
Accounts payable - related parties	23,152	41,465
Accrued interest	12,147	9,429
Accrued interest - related parties	51,275	26,533

Net cash used in operating activities	(276,605)	(255,774)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	40,280	-

Net cash provided by investing activities	40,280	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	57,000	-
Proceeds from borrowings - related parties	200,000	255,000

Net cash provided by financing activities	257,000	255,000

NET CHANGE IN CASH	20,675	(774)

CASH AT BEGINNING OF PERIOD	60	10,860

CASH AT END OF PERIOD	$20,735	$10,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$326
Income taxes paid	$-	$-

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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
OCTOBER 31, 2016
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

As of October 31, 2016, the Company had cumulative net losses of $19,209,725 from operations since inception and had negative working capital of $2,446,264. For the six months ended October 31, 2016, the Company incurred a net loss of $655,378 and had net cash used in operating activities of $276,605. For the six months ended October 31, 2015 the Company incurred a net loss of $391,575 and had net cash used in operating activities of $255,774. The Company has not fully started its minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing other receivables. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of October 31, 2016 and April 30, 2016, the Company has recorded an allowance for doubtful account of $15,798.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of October 31, 2016 and April 30, 2016 as follows:

Fair Value Measurements at October 31, 2016 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	10/31/2016	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$-	$-	$-	$-
Total	$-	$-	$-	$-

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. No impairment expense was recognized for the six months ended October 31, 2016 and 2015.

Research and Development - All research and development expenditures are expensed as incurred.

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of October 31, 2016, and 2015, stock options and warrants outstanding were 163,825,129 and 159,785,129 respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Income Taxes – For interim reporting periods, the Company uses the annualized effective tax rate (“AETR”) method to calculate its income tax provision. Under this method, the AETR is applied to the interim year-to-date pre-tax losses to determine the income tax benefit or expense for the year-to-date period. The income tax benefit or expense for a quarter represents the difference between the year-to-date income tax benefit or expense for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual operating results and AETR.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

The Company follows the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all the deferred income tax asset will not be realized.

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

In February 2016, the FASB issued Accounting Standard (“ASU”) 2016-02, “Leases,” which requires lessees to put most leases on their balance sheets, but recognize the expenses on their income statements in a manner like current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning May 1, 2019. The Company is currently evaluating the impact to its condensed financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard had no impact on the condensed financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption was permitted. The adoption of this standard had no impact on the condensed financial position, results of operations or cash flows.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about Entity’s Ability to Continue as a Going Concern”. This standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the condensed financial position, results of operations or cash flows.

2.	SCOTTSDALE FACILITY AGREEMENT

On April 16, 2014, the Company entered into a loan and joint venture agreement (the “Agreement”) with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor loaned the Company $150,000 convertible note (the “Principal”) and agreed to form a joint venture with the Company for constructing and operating a processing plant at the Scottsdale facility, an existing facility, utilizing the Company’s licensed Technology. In addition, the Creditor was to advance $250,000 plus up to 15% for contingencies, a total of $287,500, to fund the initial construction and operation costs of the joint venture. The advances were not expected to be paid back to the Creditor. The Company received a total of $329,000 towards the joint venture and treated the funds as contributed capital, since in substance the Creditor secured future revenue of the Scottsdale facility operations with such funds.

On September 23, 2016, the Company entered into an amended and restated loan and joint venture agreement (the “Amendment Agreement”) with the Creditor and Gregg Sedun (the “Consultant”). The Amendment Agreement replaces in its entirety the Agreement, between the Company and the Creditor.

Under the terms of the Amendment Agreement, the Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and now has a maturity date of December 31, 2016 (the “Maturity Date"). The Company settled the $329,000 joint venture advance in exchange for 15,065,570 shares of common stock of the Company. Also, the Company agreed to transfer 1,400,000 of its 1,600,000 common shares of Gainey Capital Corp. to the Creditor.

At any time prior to the Maturity Date, the Creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the Principal outstanding on the basis of one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance. If the Creditor exercises the Unit Conversion Option, the Creditor will forgive the interest that accrued on the converted portion of the Principal.

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) on any future profits received by the Company that are derived from the Company’s Technology on the basis of 1% of the Company’s net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

The Company also agreed that in circumstances where the Consultant introduces sub-licensees or joint venture partners (“Partnership Interest”) to the Company for the purpose of using the Company’s Technology, the Company shall pay 20% of the net cash proceeds received by the Company from the Partnership Interest to the Consultant. The Company is under no obligation to enter into an agreement or terminate any future agreement with any Partnership Interest

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
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

On September 23, 2016, the Company agreed to transfer 1,400,000 Gainey shares to the Creditor in accordance with the Amendment Agreement. The cost of the 1,400,000 Gainey shares was $700,000. The Company had previously recorded a other than temporary loss on marketable securities of $510,433 related to these 1,400,000 Gainey shares. The Company recorded a loss on marketable securities in joint venture settlement of $189,567 and removed an unrealized gain on marketable securities of $3,717.

On October 14, 2016, the Company sold its last 200,000 Gainey shares to the Creditor for $40,280 cash. The cost of the 200,000 Gainey shares was $100,000. The Company had previously recorded a other than temporary loss on marketable securities of $72,919 related to these 200,000 Gainey shares. The Company recorded a gain on sale of marketable securities of $13,199 and removed an unrealized gain on marketable securities of $531.

As of October 31, 2016 and April 30, 2016, investment in marketable securities consisted of zero and $216,648, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.135 per share April 30, 2016. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was other-than-temporary.

The following is a summary of available-for-sale marketable securities as of April 30, 2016:

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(583,352)	$216,648
Total	$800,000	$--	$(583,352)	$216,648

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	October 31, 2016	April 30, 2016
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(344,140)	(309,257)
	$62,176	$97,059

Depreciation expense was $17,441 for the three months ended October 31, 2016 and 2015. Depreciation expense was $34,883 for the six months ended October 31, 2016 and 2015.

5.	ACCOUNTS PAYABLE - RELATED PARTIES

As of October 31, 2016 and April 30, 2016, accounts payable – related parties of $398,617 and $375,465, respectively, mainly consisted of consulting fees due to one director and officer of the Company.

6.	LOANS PAYABLE

As of October 31, 2016 and April 30, 2016, loans payable of $98,030, consists of borrowings payable to an unrelated third party. The loan bears 12% interest, is unsecured and is due on demand.

As of October 31, 2016 and April 30, 2016, accrued interest was $104,351 and $92,204, respectively.

7.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of October 31, 2016 and April 30, 2016, loans payable – related parties of $1,078,000 and $878,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balance bears 10% interest, is unsecured and is due on demand.

As of October 31, 2016 and April 30, 2016, accrued interest – related party was $257,856 and $206,581, respectively. Related parties – interest expense was $26,925 and $14,457 for the three months ended October 31, 2016 and 2015, respectively. Related parties – interest expense was $52,008 and $26,783 for the six months ended October 31, 2016 and 2015, respectively.

8.	CONVERTIBLE NOTE

On April 16, 2014, the Company entered into a loan and joint venture agreement (the “Agreement”) with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor loaned the Company $150,000 convertible note (the “Principal”).

On September 23, 2016, the Company entered into an amended and restated loan and joint venture agreement (the “Amendment Agreement”) with the Creditor and Gregg Sedun (the “Consultant”). The Amendment Agreement replaces in its entirety the Agreement, between the Company and the Creditor.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

Under the terms of the Amendment Agreement, the Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and now has a maturity date of December 31, 2016 (the “Maturity Date").

At any time prior to the Maturity Date, the Creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the Principal outstanding on the basis of one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance. If the Creditor exercises the Unit Conversion Option, the Creditor will forgive the interest that accrued on the converted portion of the Principal.

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) on any future profits received by the Company that are derived from the Company’s Technology on the basis of 1% of the Company’s net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

9.	NOTES PAYABLE

As of October 31, 2016 and April 30, 2016, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of October 31, 2016 are as follows:

Fiscal year ending April 30, 2017	$6,961
Fiscal year ending April 30, 2018	$-
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-
Fiscal year ending April 30, 2021	$-

Lease expense was $20,883 for the three months ended October 31, 2016 and 2015. Lease expense was $41,766 and $42,816 for the six months ended October 31, 2016 and 2015, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014; $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment has a 3-day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. The judgment will not be executed unless the Company defaults on its payment obligations noted above. As of October 31, 2016, the Company has a liability in the amount of $9,000 recorded in accounts payable related to this matter.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

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

Common and Preferred Stock:

As of October 31, 2016 and April 30, 2016, there were 245,199,204 and 228,793,634, respectively, shares of common stock outstanding and zero shares of preferred stock outstanding.

On September 23, 2016, the Company entered into the Amendment Agreement (see Note 2) where the Company issued 15,065,570 shares of common stock of the Company, with a market value of $106,966, to the Creditor as part of the joint venture settlement.

On October 31, 2016, the Company issued an aggregate of 200,000 units at a price of $0.05 per unit in a private placement offering for subscriptions payable for which $10,000 was received in the prior fiscal year. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

On October 31, 2016, the Company issued an aggregate of 1,140,000 units at a price of $0.05 per unit in a separate concurrent private placement offering for subscription aggregate cash proceeds of $57,000. Each unit was comprised of one share of the Company’s common stock and one share purchase warrant, which each warrant entitling the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

12.	STOCK OPTIONS AND WARRANTS

On July 7, 2016, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2016 to July 12, 2018. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

On July 30, 2016, 3,500,000 non-qualified stock options expired.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

On October 11, 2016, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 200,000 shares of common stock at $0.01 per share. The nonqualified stock options were granted to one consultant, are fully vested and expire October 11, 2018. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.25%, volatility of 185%, estimated life of 2 years and closing stock price of $0.006 per share on the date of grant. The value for the 200,000 stock options is $399.

On October 31, 2016, the Company issued an aggregate of 1,340,000 warrants in separate concurrent private placement offerings (see Note 10). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

As of October 31, 2016 and April 30, 2016, there were 28,800,000 and 32,100,000 stock options, respectively, and 135,025,129 and 133,685,129 stock warrants, respectively, outstanding and exercisable.

13.	RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2016 and 2015, the Company incurred $49,000 and $51,000, respectively, in consulting fees expense from companies with a common director or officer.

For the six months ended October 31, 2016 and 2015, the Company incurred $98,000 and $101,000, respectively, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

None.

15.	RESTATEMENT

The Company determined that the balance sheet as of April 30, 2015, contained in the Company’s annual report on Form 10-K for the year ended April 30, 2015, should be restated due to default of payment on equipment leased in its Scottsdale Facility.

This restatement had the following impact on the Company’s condensed statement of operations and comprehensive loss for the three months ended October 31, 2015:

•	Decrease in mineral exploration and evaluation expenses of $12,551;

This restatement had the following impact on the Company’s condensed statement of operations and comprehensive loss, and condensed statement of cash flows for the six months ended October 31, 2015:

•	Decrease in mineral exploration and evaluation expenses of $25,102;
•	Reduction of accounts payable by $33,000; and
•	Increase of deferred rent by $7,898.

The decrease in mineral exploration and evaluation expenses and accounts payable, and the elimination of the deferred rent, as previously reported, is due to the full recognition of the expense of the leased equipment at April 30, 2015.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2016
(UNAUDITED)

A summary of the effect of the restatement is as follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Statement of Operations and Comprehensive Loss –
For the Three Months Ended October 31, 2015
Mineral exploration and evaluation expenses	$77,614	$(12,551)	$65,063
Total operating expenses	$169,306	$(12,551)	$156,755
Loss from operations	$169,306	$(12,551)	$156,755
Net loss	$190,473	$(12,551)	$177,922
Comprehensive loss	$190,473	$(12,551)	$177,922

Statement of Operations and Comprehensive Loss –
For the Six Months Ended October 31, 2015
Mineral exploration and evaluation expenses	$156,645	$(25,102)	$131,543
Total operating expenses	$377,108	$(25,102)	$352,006
Loss from operations	$377,108	$(25,102)	$352,006
Net loss	$416,677	$(25,102)	$391,575
Comprehensive loss	$416,677	$(25,102)	$391,575

Statement of Cash Flows – For the Six Months Ended
October 31, 2015
Net loss	$416,677	$(25,102)	$391,575
Accounts payable	$27,067	$(33,000)	$(5,933)
Deferred rent	$(7,898)	$7,898	$-

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

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October 31,	Increase /	October 31,	October 31,	Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(435,443)	(156,755)	177.8%	(590,282)	(352,006)	67.7%
Other Items	(33,941)	(21,167)	60.3%	(65,096)	(39,569)	64.5%
Net Loss	$(469,384)	$(177,922)	163.8%	$(655,378)	$(391,575)	67.4%

Revenues

We earned no revenues during the six months ended October 31, 2016 and 2015. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Expenses

The major components of our operating expenses for the three and six months ended October 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	October 31,	October	Increase /	October	October 31,	Increase /
	2016	31, 2015	(Decrease)	31, 2016	2015	(Decrease)
Mineral exploration and evaluation expenses	$70,045	$80,063	(12.5)%	$142,901	$161,543	(11.5)%
General and administrative	64,623	56,358	14.7%	129,164	126,156	2.4%
Depreciation	17,441	17,411	0.2%	34,883	34,883	0.0%
Loss in marketable securities on joint venture settlement	189,567	-	100.0%	189,567	-	100.0%
Loss on joint venture settlement	106,966	-	100.0%	106,966	-	100.0%
Other than temporary loss on marketable securities	-	2,893	(100.0)%	-	28,387	(100.0)%
Bad debt expense	-	-	0.0%	-	1,037	(100.0)%
Gain on sale of marketable securities	(13,199)	-	100.0%	(13,199)	-	100.0%
Total operating expenses	$435,443	$156,755	177.8%	$590,282	$352,006	67.7%

Our operating expenses for the three and six months ended October 31, 2016 increased as compared to the three and six months ended October 31, 2015. The increase in our operating expenses primarily relates to the recording of losses in connection with our entry into a joint venture settlement agreement and the sale of securities in connection with that settlement. The increase was partially offset by decreases in mineral exploration and evaluation expenses and a gain on sale of marketable securities.

Mineral exploration and evaluation expenses primarily consist of rent, consulting fees and labor expenses in connection with our Scottsdale Facility.

Loss in marketable securities on joint venture settlement and loss on joint venture settlement relates to our entry into an amended and restated loan and joint venture agreement (the “Amendment Agreement”) with GJS Capital Corp. (the "Creditor") and Gregg Sedun (the “Consultant”). The Amendment Agreement replaces in its entirety the original loan and joint venture agreement (the “Original Agreement”) dated April 16, 2014, between the Creditor and us. Under the terms of the Amendment Agreement, the Creditor has agreed to extend the previously advanced $150,000 Convertible Loan (the “Principal”). The loan bears interest at a rate of 6% per annum, compounded annually and now has a maturity date of December 31, 2016 (the “Maturity Date"). We settled $329,000 in joint venture contributed capital in exchange for 15,065,570 shares of our common stock. Also, we transferred, 1,400,000 of our 1,600,000 common shares of Gainey Capital Corp. to the Creditor. The Creditor represented that it was not a "US Person" as that term is defined by Regulation S of the Securities Act of 1933, as amended.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2016	At April 30, 2016	Increase / (Decrease)
Current Assets	$23,235	$60	38,625%
Current Liabilities	(2,469,499)	(2,206,841)	11.9%
Working Capital Deficit	$(2,446,264)	$(2,206,781)	10.9%

Cash Flows
	Six Months Ended
	October 31, 2016	October 31, 2015
Net Cash Used in Operating Activities	$(276,605)	$(255,774)
Net Cash Used In Investing Activities	40,280	-
Net Cash Provided By Financing Activities	257,000	255,000
Net Decrease in Cash During Period	$(20,675)	$(774)

As of October 31, 2016, we had a working capital deficit of $2,446,264 as compared to a working capital deficit of $2,206,781 at our year ended April 30, 2016. The increase in our working capital deficit is primarily due to an increase in accrued interest-related parties and loans payable-related parties.

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

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2016, the Plaintiff filed a Notice of Application (the “Injunction Application”) in the Supreme Court of British Columbia, seeking an injunction to prohibit the distribution of shares of Gainey Capital Corp. held by the Company. A hearing took place on March 17, 2016. The Company successfully opposed the Injunction Application and on June 16, 2016 the Injunction Application was dismissed against the Company.

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

As of October 31, 2016, we had cash on hand of $20,735 and accumulated net loss of $19,209,725 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned development program.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               MINE SAFETY DISCLOSURES.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)

Exhibit
Number	Description of Exhibits
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
10.16	Amended and Restated Loan and Joint Venture Agreement dated September 23, 2016, between Royal Mines and Minerals Corp. and GJS Capital Corp.(19)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on December 16, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	December 21, 2016	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	December 21, 2016	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)