Form 10-Q
period 2017-01-31
ROYAL MINES & MINERALS CORP
filed 2017-03-15
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52391

ROYAL MINES AND MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4178322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1080 Wigwam Pkwy.
Henderson, NV	89074
(Address of principal executive offices)	(Zip code)

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
Yes [   ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 14, 2017, the Registrant had 245,199,204 shares of common stock outstanding.

EXPLANATORY NOTE

Our Board of Directors, in consultation with management, determined that our Balance Sheet as of April 30, 2015, contained in our annual report on Form 10-K for the year ended April 30, 2015, should be restated due to default of payment on equipment leased in our Scottsdale Facility.

This restatement had an impact on our Condensed Statements of Operations and Comprehensive Loss, and Condensed Statements of Cash Flows for the three and nine months ended January 31, 2016. For additional background on the restatement, please see Note 15 to our Financial Statements.

Effects of the Restatement Due to Default of Payment of Leased Equipment

The following table provides a summary of selected line items from our condensed statements of operations and comprehensive loss, and condensed statements of cash flows for the three and nine months ended January 31, 2016 affected by this restatement.

	As Previously	Restatement
	Reported	Adjustments	As Restated
Statement of Operations and Comprehensive Loss –
For the Three Months Ended January 31, 2016
Mineral exploration and evaluation expenses	$100,618	$(9,884)	$90,734
Total operating expenses	$290,989	$(9,884)	$281,105
Loss from operations	$290,989	$(9,884)	$281,105
Net loss	$314,071	$(9,884)	$304,187
Comprehensive loss	$314,071	$(9,884)	$304,187

Statement of Operations and Comprehensive Loss –
For the Nine Months Ended January 31, 2016
Mineral exploration and evaluation expenses	$257,263	$(34,986)	$222,277
Total operating expenses	$668,097	$(34,986)	$633,111
Loss from operations	$668,097	$(34,986)	$633,111
Net loss	$730,748	$(34,986)	$695,762
Comprehensive loss	$730,748	$(34,986)	$695,762

Statement of Cash Flows – For the Nine Months Ended
January 31, 2016
Net loss	$730,748	$(34,986)	$695,762
Accounts payable	$43,274	$(47,504)	$(4,230)
Deferred rent	$(12,518)	$12,518	$-

Except for certain updated information in the items listed above, there have been no changes to the condensed financial statements filed in our quarterly report on Form 10-Q for the three and nine months ended January 31, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines and Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$8,551	$60
Prepaid expenses	6,086	-
Total current assets	14,637	60

Non-current assets
Investment in marketable securities	-	216,648
Property and equipment, net	57,435	97,059
Other assets	7,655	7,655
Total non-current assets	65,090	321,362

Total assets	$79,727	$321,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$325,675	$356,561
Accounts payable - related parties	422,562	375,465
Accrued interest	110,423	92,204
Accrued interest - related parties	286,519	206,581
Loans payable	108,030	98,030
Loans payable - related parties	1,177,000	878,000
Convertible note	150,000	150,000
Notes payable	50,000	50,000
Total current liabilities	2,630,209	2,206,841

Total liabilities	2,630,209	2,206,841

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 245,199,204 and 228,793,634 shares issued and outstanding, respectively	245,199	228,794
Additional paid-in capital	16,588,093	16,430,134
Subscriptions payable	-	10,000
Accumulated deficit	(19,383,774)	(18,554,347)
Total stockholders' deficit	(2,550,482)	(1,885,419)

Total liabilities and stockholders' deficit	$79,727	$321,422

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	56,905	90,734	169,806	222,277
Mineral exploration and evaluation expenses - related parties	15,000	15,000	45,000	45,000
General and administrative	25,740	42,117	85,904	97,273
General and administrative - related parties	36,000	37,000	105,000	108,000
Depreciation and amortization	4,741	17,441	39,624	52,324
Loss in marketable securities on joint venture settlement	-	-	189,567	-
Loss on joint venture settlement	-	-	106,966	-
Other than temporary loss on marketable security	-	78,813	-	107,200
Bad debt expense	-	-	-	1,037
Gain on sale of marketable securities	-	-	(13,199)	-
Total operating expenses	138,386	281,105	728,668	633,111

Loss from operations	(138,386)	(281,105)	(728,668)	(633,111)

Other expense:
Interest expense	(7,000)	(7,058)	(20,088)	(19,844)
Interest expense - related parties	(28,663)	(16,024)	(80,671)	(42,807)
Total other expense	(35,663)	(23,082)	(100,759)	(62,651)

Net loss	$(174,049)	$(304,187)	$(829,427)	$(695,762)

Other comprehensive loss:
Unrealized loss on marketable securities	$-	-	-	-

Comprehensive (loss)	$(174,049)	$(304,187)	$(829,427)	$(695,762)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	245,199,204	228,793,634	236,336,402	228,793,634

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended January 31,
	2017	2016
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(829,427)	$(695,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,624	52,324
Stock-based expenses	399	7,352
Stock-based expenses - related parties	-	22,057
Allowance for bad debt	-	1,037
Other than temporary loss on marketable securities	-	107,200
Gain on sale of marketable securities	(13,199)	-
Loss in marketable securities on joint venture settlement	189,567	-
Loss on joint venture settlement	106,966	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,086)	-
Accounts payable	(30,886)	(4,230)
Accounts payable - related parties	47,097	69,551
Accrued interest	18,219	15,501
Accrued interest - related parties	79,937	42,557

Net cash used in operating activities	(397,789)	(382,413)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	40,280	-

Net cash provided by investing activities	40,280	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	57,000	-
Proceeds from borrowings	10,000	-
Proceeds from borrowings - related parties	300,000	380,000
Payments on borrowings - related party	(1,000)	-

Net cash provided by financing activities	366,000	380,000

NET CHANGE IN CASH	8,491	(2,413)

CASH AT BEGINNING OF PERIOD	60	10,860

CASH AT END OF PERIOD	$8,551	$8,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$-	$668
Income taxes paid	$-	$-
Market security used for joint venture settlement	$193,284	$-

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

Going Concern – The accompanying financial statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt capital and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

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

As of January 31, 2017, the Company had cumulative net losses of $19,383,774 from operations since inception and had negative working capital of $2,615,572. For the nine months ended January 31, 2017, the Company incurred a net loss of $829,427 and had net cash used in operating activities of $397,789. For the nine months ended January 31, 2016 the Company incurred a net loss of $695,762 and had net cash used in operating activities of $382,413. The Company has not fully started its minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
JANUARY 31, 2017
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of January 31, 2017 and April 30, 2016 as follows:

Fair Value Measurements at January 31, 2017 Using:

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. No impairment expense was recognized for the nine months ended January 31, 2017 and 2016.

Research and Development - All research and development expenditures are expensed as incurred.

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of January 31, 2017, and 2016, stock options and warrants outstanding were 163,825,129 and 165,785,129 respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
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
JANUARY 31, 2017
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

Under the terms of the Amendment Agreement, the Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and now has a maturity date of December 31, 2017 (the “Maturity Date"). The Company settled the $329,000 joint venture advance in exchange for 15,065,570 shares of common stock of the Company. Also, the Company agreed to transfer 1,400,000 of its 1,600,000 common shares of Gainey Capital Corp. to the Creditor.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
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

On September 23, 2016, the Company agreed to transfer 1,400,000 Gainey shares to the Creditor in accordance with the Amendment Agreement. The cost of the 1,400,000 Gainey shares was $700,000. The Company had previously recorded an other than temporary loss on marketable securities of $510,433 related to these 1,400,000 Gainey shares. The Company recorded a loss on marketable securities in joint venture settlement of $189,567 and removed an unrealized gain on marketable securities of $3,717.

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

As of January 31, 2017 and April 30, 2016, investment in marketable securities consisted of zero and $216,648, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.135 per share April 30, 2016. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

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

Property and equipment consists of the following:

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

	As of	As of
	January 31, 2017	April 30, 2016
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(348,881)	(309,257)
	$57,435	$97,059

Depreciation expense was $4,741 and $17,441 for the three months ended January 31, 2017 and 2016, respectively. Depreciation expense was $39,624 and $52,324 for the nine months ended January 31, 2017 and 2016, respectively.

5.	ACCOUNTS PAYABLE - RELATED PARTIES

As of January 31, 2017 and April 30, 2016, accounts payable – related parties of $422,562 and $375,465, respectively, mainly consisted of consulting fees due to one director and officer of the Company.

6.	LOANS PAYABLE

As of January 31, 2017 and April 30, 2016, loans payable of $108,030 and $98,030, respectively, mainly consists of borrowings payable to an unrelated third party. The loan bears 12% interest, is unsecured and is due on demand.

As of January 31, 2017 and April 30, 2016, accrued interest was $110,423 and $92,204, respectively.

7.	LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of January 31, 2017 and April 30, 2016, loans payable – related parties of $1,177,000 and $878,000, respectively, mainly consists of borrowings, directly and indirectly, from one director of the Company. The balance bears 10% interest, is secured by the property and equipment in the Scottsdale plant and is due on demand.

As of January 31, 2017 and April 30, 2016, accrued interest – related party was $286,519 and $206,581, respectively. Related parties – interest expense was $28,663 and $16,024 for the three months ended January 31, 2017 and 2016, respectively. Related parties – interest expense was $80,671 and $42,807 for the nine months ended January 31, 2017 and 2016, respectively.

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

Under the terms of the Amendment Agreement, the Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and now has a maturity date of December 31, 2017 (the “Maturity Date").

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
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

As of January 31, 2017 and April 30, 2016, notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. The note payable bears 6% interest annually, is unsecured and is due on demand.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. Future minimum lease payments under the operating leases as of January 31, 2017 are as follows:

Fiscal year ending April 30, 2017	$6,961
Fiscal year ending April 30, 2018	$-
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-
Fiscal year ending April 30, 2021	$-

Lease expense was $20,883 for the three months ended January 31, 2017 and 2016. Lease expense was $62,649 and $63,699 for the nine months ended January 31, 2017 and 2016, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014; $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment has a 3-day cure/grace period. Any later payment will trigger a default and immediate recordation/enforcement of a judgment. Payment is secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. As of January 31, 2017, the Company had fully paid the liability related to this matter.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

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

Common and Preferred Stock:

As of January 31, 2017 and April 30, 2016, there were 245,199,204 and 228,793,634, respectively, shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

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

On October 31, 2016, the Company issued an aggregate of 1,340,000 warrants in separate concurrent private placement offerings (see Note 11). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

As of January 31, 2017 and April 30, 2016, there were 28,800,000 and 32,100,000 stock options, respectively, and 135,025,129 and 133,685,129 stock warrants, respectively, outstanding and exercisable.

13.	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2017 and 2016, the Company incurred $51,000 and $52,000, respectively, in consulting fees expense from companies with a common director or officer.

For the nine months ended January 31, 2017 and 2016, the Company incurred $150,000 and $153,000, respectively, in consulting fees expense from companies with a common director or officer.

14.	SUBSEQUENT EVENTS

On February 6, 2017, the Company granted non-qualified stock options under the 2013 Plan for the purchase of 5,500,000 shares of common stock at $0.006 per share. The nonqualified stock options were granted to three directors and two consultants, are fully vested and expire February 6, 2022. The Company calculated the value of the options using the Black-Scholes option pricing model using the following assumptions: a bond equivalent yield of 1.25%, volatility of 197%, estimated life of 5 years and closing stock price of $0.005 per share on the date of grant. The value for the 5,500,000 stock options is $26,187.

The Company received $40,000 in loans payable – related parties from one director of the Company during the month of February 2017. The balance bears 10% interest, is secured by the property and equipment in the Scottsdale plant and is due on demand.

15.	RESTATEMENT

The Company determined that the balance sheet as of April 30, 2015, contained in the Company’s annual report on Form 10-K for the year ended April 30, 2015, should be restated due to default of payment on equipment leased in its Scottsdale Facility.

This restatement had the following impact on the Company’s condensed statement of operations and comprehensive loss for the three months ended January 31, 2016:

•	Decrease in mineral exploration and evaluation expenses of $9,884;

This restatement had the following impact on the Company’s condensed statement of operations and comprehensive loss, and condensed statement of cash flows for the nine months ended January 31, 2016:

•	Decrease in mineral exploration and evaluation expenses of $34,986;
•	Reduction of accounts payable by $47,504; and
•	Increase of deferred rent by $12,518.

The decrease in mineral exploration and evaluation expenses and accounts payable, and the elimination of the deferred rent, as previously reported, is due to the full recognition of the expense of the leased equipment at April 30, 2015.

A summary of the effect of the restatement is as follows:

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JANUARY 31, 2017
(UNAUDITED)

	As Previously	Restatement
	Reported	Adjustments	As Restated
Statement of Operations and Comprehensive Loss –
For the Three Months Ended January 31, 2016
Mineral exploration and evaluation expenses	$100,618	$(9,884)	$90,734
Total operating expenses	$290,989	$(9,884)	$281,105
Loss from operations	$290,989	$(9,884)	$281,105
Net loss	$314,071	$(9,884)	$304,187
Comprehensive loss	$314,071	$(9,884)	$304,187

Statement of Operations and Comprehensive Loss –
For the Nine Months Ended January 31, 2016
Mineral exploration and evaluation expenses	$257,263	$(34,986)	$222,277
Total operating expenses	$668,097	$(34,986)	$633,111
Loss from operations	$668,097	$(34,986)	$633,111
Net loss	$730,748	$(34,986)	$695,762
Comprehensive loss	$730,748	$(34,986)	$695,762

Statement of Cash Flows – For the Nine Months Ended
January 31, 2016
Net loss	$730,748	$(34,986)	$695,762
Accounts payable	$43,274	$(47,504)	$(4,230)
Deferred rent	$(12,518)	$12,518	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended		Percentage		Nine Months Ended		Percentage
	January 31,	January 31,	Increase /		January 31,	January 31,	Increase /
	2017	2016	(Decrease)		2017	2016	(Decrease)
Revenue	$-	$-	-		$-	$-	-
Expenses	(138,386)	(281,105)	(50.8)%		(728,668)	(633,111)	15.1%
Other items	(35,663)	(23,082)	54.5%		(100,759)	(62,651)	60.8%
Net loss	$(174,049)	$(304,187)	(42.8)%	)	$(829,427)	$(695,762)	19.2%

Revenues

We earned no revenues during the nine months ended January 31, 2017 and 2016. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Expenses

The major components of our operating expenses for the three and nine months ended January 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	January 31,	January 31,	Increase /	January 31,	January 31,	Increase /
	2017	2016	(Decrease)	2017	2016	(Decrease)
Mineral exploration and evaluation expenses	$71,905	$105,734	(32.0)%	$214,806	$267,277	(19.6)%
General and administrative	61,740	79,117	(22.0)%	190,904	205,273	(7.0)%
Depreciation and amortization	4,741	17,441	(72.8)%	39,624	52,324	(24.3)%
Loss in marketable securities on joint venture settlement	-	-	0.0%	189,567	-	100.0%
Loss on joint venture settlement	-	-	0.0%	106,966	-	100.0%
Other than temporary loss on marketable securities	-	78,813	(100.0)%	-	107,200	(100.0)%
Bad debt expense	-	-	0.0%	-	1,037	(100.0)%
Gain on sale of marketable securities	-	-	0.0%	(13,199)	-	100.0%
Total operating expenses	$138,386	$281,105	(50.8)%	$728,668	$633,111	15.1%

Our operating expenses for the three months ended January 31, 2017 decreased as compared to the three months ended January 31, 2016. The decrease in our operating expenses primarily relates to the recording of other than temporary loss on marketable securities, along with $29,409 in compensation expense for stock options issued, during the three months ended January 31, 2016. We also had a reduction in depreciation expense for the three months ended January 31, 2017 compared to the three months ended January 31, 2016.

Our operating expenses for the nine months ended January 31, 2017 increased as compared to the nine months ended January 31, 2016. The increase in our operating expenses primarily relates to the recording of losses from our entry into a joint venture settlement agreement and the sale of securities from that settlement. The increase was partially offset by a decrease in mineral exploration and evaluation expenses and a gain on sale of marketable securities.

Mineral exploration and evaluation expenses primarily consist of rent, consulting fees and labor expenses in our Scottsdale facility.

Our general and administrative expenses primarily consists of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; and (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act and (iii) travel expenses for our executives and directors.

Loss in marketable securities on joint venture settlement and loss on joint venture settlement relates to our entry into an amended and restated loan and joint venture agreement (the “Amendment Agreement”) with GJS Capital Corp. (the "Creditor") and Gregg Sedun (the “Consultant”). The Amendment Agreement replaces in its entirety the original loan and joint venture agreement (the “Original Agreement”) dated April 16, 2014, between the Creditor and us. Under the terms of the Amendment Agreement, the Creditor has agreed to extend the previously advanced $150,000 Convertible Loan (the “Principal”). The loan bears interest at a rate of 6% per annum, compounded annually and now has a maturity date of December 31, 2017 (the “Maturity Date"). We settled $329,000 in joint venture contributed capital in exchange for 15,065,570 shares of our common stock. Also, we transferred, 1,400,000 of our 1,600,000 common shares of Gainey Capital Corp. to the Creditor. The Creditor represented that it was not a "US Person" as that term is defined by Regulation S of the Securities Act of 1933, as amended.

Other than temporary loss on sale of marketable securities relates to the impairment losses recognized for the continued decline in stock price of our Gainey Capital Corp shares.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2017	At April 30, 2016	Increase / (Decrease)
Current assets	$14,637	$60	24,295%
Current liabilities	(2,630,209)	(2,206,841)	19.2%
Working capital deficit	$(2,615,572)	$(2,206,781)	18.5%

Cash Flows
	Nine Months Ended
	January 31, 2017	January 31, 2016
Net cash used in operating activities	$(397,789)	$(382,413)
Net cash used in investing activities	40,280	-
Net cash provided by financing activities	366,000	380,000
Net increase(decrease) in cash during period	$8,491	$(2,413)

As of January 31, 2017, we had a working capital deficit of $2,615,572 as compared to a working capital deficit of $2,206,781 as of April 30, 2016. The increase in our working capital deficit is primarily due to an increase in loans payable-related parties, accounts payable–related parties and accrued interest-related parties.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014; $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. As of January 31, 2017, the Company had fully paid its liability related to this matter.

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

As of January 31, 2017, we had cash on hand of $8,551 and accumulated net loss of $19,383,774 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In November 2012, we shut down our Phoenix Facility and we have no plans to continue that operation. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned development program.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             MINE SAFETY DISCLOSURES.

None.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
10.16	Amended and Restated Loan and Joint Venture Agreement dated September 23, 2016, between Royal Mines and Minerals Corp. and GJS Capital Corp. (19)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on from 10-Q filed on December 16, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	March 15, 2017	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2017	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)