Form 10-K
period 2017-04-30
ROYAL MINES & MINERALS CORP
filed 2017-07-27
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52391

ROYAL MINES AND MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4178322
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1080 Wigwam Pkwy.
Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(702) 888-4804

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

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
Yes  [   ]  No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $242,269.224 as of October 31, 2016, based on $0.006, the price at which the common equity was last sold.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 27, 2017, the Registrant had 245,199,204 shares of common stock outstanding.

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

Research and Development Expenditures

During our fiscal year ended April 30, 2017, we spent approximately $291,296 on mineral exploration and evaluation costs. During our fiscal year ended April 30, 2016, we spent approximately $352,771 on mineral exploration and evaluation costs.

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

As of April 30, 2017, we had cash on hand of $12,087 and accumulated net loss of $19,570,019 since inception. Our plan of operation calls for significant expenses in connection with the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing in order to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all of our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned exploration and development programs.

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

Our principal office is at 1080 Wigwam Pkwy., Henderson, NV 89052, consisting of approximately 100 square feet, which we rent at a cost of $400 per month. The lease agreement is month-to-month.

We also rent premises located at 7815 E. Thunderbird Rd., Scottsdale, AZ 85260, for use as corporate housing, at a cost of $2,600 per month. The lease agreement is month-to-month.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014; $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment had a 3-day cure/grace period. Any later payment would trigger a default and immediate recordation/enforcement of a judgment. Payment was secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. As of April 30, 2017, the Company had fully paid the liability related to this matter.

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

MARKET INFORMATION

Our common shares are currently quoted on the OTC Bulletin Board under the symbol “RYMM." The following table indicates the high and low prices of the common shares obtained during the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter ended July 31	$0.008	$0.004	$0.022	$0.015
Second Quarter ended October 31	$0.011	$0.006	$0.020	$0.014
Third Quarter ended January 31	$0.0074	$0.0035	$0.015	$0.003
Fourth Quarter ended April 30	$0.0096	$0.0041	$0.008	$0.004

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 27, 2017 there were 141 registered holders of record of our common stock. A larger number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

No unregistered sales of our equity securities were made during the year ended April 30, 2017.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Summary of Year End Results

	Years Ended April 30,		Percentage
	2017	2016	Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(878,333)	(748,292)	17.4%
Other Items	(137,339)	(91,481)	50.1%
Net Loss	$(1,015,672)	$(839,773)	20.9%

Revenues

During the years ended April 30, 2017 and 2016, we earned no revenues. We are currently in the exploration stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Operating Expenses

The major components of our operating expenses for the years ended April 30, 2017 and 2016 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	April 30, 2017	April 30, 2016	(Decrease)
Mineral exploration and evaluation	$221,774	$282,968	(21.6)%
expenses
Mineral exploration and evaluation	69,522	69,803	(0.4)%
expenses – related party
General and administrative	109,434	115,113	(4.9)%
General and administrative – related party	149,903	154,254	(2.8)%
Depreciation and amortization	44,366	69,765	(36.4)%
Other than temporary loss on marketable	-	55,352	(100.0)%
securities
Loss on marketable securities in joint	189,567	-	100.0%
venture settlement
Loss on joint venture settlement	106,966	-	100.0%
Bad debt expense	-	1,037	(100.0)%
Gain on sale of marketable securities	(13,199)	-	100.0%
Total operating expenses	$878,333	$748,292	17.4%

Our operating expenses for the year ended April 30, 2017 increased as compared to the year ended April 30, 2016. The increase in our operating expenses primarily relates to the recording of losses from our entry into a joint venture settlement agreement. This is partially offset by a decrease in mineral exploration and evaluation expenses, and a other than temporary loss of marketable securities in the prior year.

Mineral exploration and evaluation expenses primarily consist of rent, consulting fees and labor expenses in our Scottsdale Facility.

Our general and administrative expenses primarily consist of: (i) monthly consulting fees paid to our Chief Financial Officer, Mr. Mitchell; (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act and (iii) travel expenses for our executives and directors.

Other than temporary loss on marketable securities relates to the impairment losses recognized for the continued decline in stock price of our Gainey Capital Corp shares.

Loss on marketable securities on joint venture settlement and loss on joint venture settlement relates to our entry into an amended and restated loan and joint venture agreement (the “Amendment Agreement”) with GJS Capital Corp. (the "Creditor") and Gregg Sedun (the “Consultant”). The Amendment Agreement replaces in its entirety the original loan and joint venture agreement (the “Original Agreement”) dated April 16, 2014, between the Creditor and us. Under the terms of the Amendment Agreement, the Creditor has agreed to extend the previously advanced $150,000 Convertible Loan (the “Principal”). The loan bears interest at a rate of 6% per annum, compounded annually and is due on demand. We settled $329,000 in joint venture contributed capital in exchange for 15,065,570 shares of our common stock. Also, we transferred, 1,400,000 of our 1,600,000 common shares of Gainey Capital Corp. to the Creditor. The Creditor represented that it was not a "US Person" as that term is defined by Regulation S of the Securities Act of 1933, as amended.

Gain on sale of marketable securities relates to the sale of shares of Gainey Capital Corp. that were held by the Company.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Years Ended April 30
	2017	2016
Net Cash Used In Operating Activities	$(494,253)	$(515,800)
Net Cash Provided By Investing Activities	40,280	-
Net Cash Provided By Financing Activities	466,000	505,000
Net Increase (Decrease) in Cash During Period	$12,027	$(10,800)

Working Capital

			Percentage
	At April 30, 2017	At April 30, 2016	Increase / (Decrease)
Current Assets	$18,173	$60	30,188.3%
Current Liabilities	(1,640,061)	(2,206,841)	(25.7%)
Working Capital Deficit	$(1,621,888)	$(2,206,781)	(26.5%)

As at April 30, 2017, we had a working capital deficit of $1,621,888 as compared to a working capital deficit of $2,206,781 as at our year ended April 30, 2016. The decrease in our working capital deficit is primarily due to $1,149,000 of convertible loans payable-related parties reclassified to non-current liabilities, partially offset by an increase in accounts payable–related parties and accrued interest-related parties.

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

Stock-Based Compensation – We account for share-based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, we estimate the fair value of the award using a valuation technique. For this purpose, we use the Black-Scholes option pricing model. We believe this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Audited Financial Statements for the Years Ended April 30, 2017 and 2016, including;

3.	Balance Sheets at April 30, 2017 and 2016;

4.	Statements of Operations for the years ended April 30, 2017 and 2016;

5.	Statement of Stockholders’ Deficit for the years ended April 30, 2017 and 2016;

6.	Statements of Cash Flows for the years ended April 30, 2017 and 2016; and

7.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Royal Mines and Minerals Corp

We have audited the accompanying balance sheets of Royal Mines and Minerals Corp (the “Company”) as of April 30, 2017, and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2017. Royal Mines and Minerals Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Mines and Minerals Corp. as of April 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP

Henderson, Nevada
July 27, 2017

ROYAL MINES AND MINERALS CORP.
BALANCE SHEETS

	April 30, 2017	April 30, 2016

ASSETS

Current assets
Cash and cash equivalents	$12,087	$60
Prepaid expenses	6,086	-
Total current assets	18,173	60

Non-current assets
Investment in marketable securities	-	216,648
Property and equipment, net	52,693	97,059
Other assets	7,655	7,655
Total non-current assets	60,348	321,362

Total assets	$78,521	$321,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$324,613	$356,561
Accounts payable - related parties	446,258	375,465
Accrued interest	116,299	92,204
Accrued interest - related parties	316,861	206,581
Convertible loans payable	258,030	248,030
Convertible loans payable - related parties	128,000	878,000
Convertible notes payable	50,000	50,000
Total current liabilities	1,640,061	2,206,841

Convertible loans payable - related parties	1,149,000	-
Total non-current liabilities	1,149,000	-

Total liabilities	2,789,061	2,206,841

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 245,199,204 and 228,793,634 shares issued and outstanding, respectively	245,199	228,794
Additional paid-in capital	16,614,280	16,430,134
Subscriptions payable	-	10,000
Accumulated deficit	(19,570,019)	(18,554,347)
Total stockholders' deficit	(2,710,540)	(1,885,419)

Total liabilities and stockholders' deficit	$78,521	$321,422

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	April 30, 2017	April 30, 2016

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	221,774	282,968
Mineral exploration and evaluation expenses - related parties	69,522	69,803
General and administrative	109,434	115,113
General and administrative - related parties	149,903	154,254
Depreciation and amortization	44,366	69,765
Other than temporary loss on marketable securities	-	55,352
Loss on marketable securities in joint venture settlement	189,567	-
Loss on joint venture settlement	106,966	-
Bad debt expense	-	1,037
Gain on sale of marketable securities	(13,199)	-
Total operating expenses	878,333	748,292

Loss from operations	(878,333)	(748,292)

Other income (expense):
Interest expense	(24,250)	(26,835)
Interest expense - related parties	(113,089)	(64,646)
Total other income (expense)	(137,339)	(91,481)

Net loss	$(1,015,672)	$(839,773)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	238,497,469	228,793,634

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT

								Total
	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit
Balance, April 30, 2015	-	$-	228,793,634	$228,794	$16,400,725	$10,000	$(17,714,574)	$(1,075,055)

Issuance of stock options for 6,000,000 shares of common stock to three directors and three consultants.	-	-	-	-	29,409	-	-	29,409

Net loss	-	-	-	-	-	-	(839,773)	(839,773)

Balance, April 30, 2016	-	$-	228,793,634	$228,794	$16,430,134	$10,000	$(18,554,347)	$(1,885,419)

Issuance of common stock as part of a joint venture settlement.	-	-	15,065,570	15,065	91,900	-	-	106,965

Issuance of stock options for 200,000 shares of common stock to one consultant.	-	-	-	-	399	-	-	399

Issuance of common stock for cash, $0.05 per share, with attached warrants exercisable at $0.10 per share.	-	-	1,340,000	1,340	65,660	(10,000)	-	57,000

Issuance of stock options for 5,500,000 shares of common stock to three directors and two consultants.	-	-	-	-	26,187	-	-	26,187

Net loss	-	-	-	-	-	-	(1,015,672)	(1,015,672)

Balance, April 30, 2017	-	$-	245,199,204	$245,199	$16,614,280	$-	$(19,570,019)	$(2,710,540)

See accompanying notes to these financials statements.

ROYAL MINES AND MINERALS CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	April 30, 2017	April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,015,672)	$(839,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,366	69,765
Stock-based compensation expenses	5,161	7,352
Stock-based compensation expenses - related parties	21,425	22,057
Allowance for bad debt	-	1,037
Gain on sale of marketable securities	(13,199)	-
Other than temporary loss on marketable securities	-	55,352
Loss in marketable securities on joint venture settlement	189,567	-
Loss on joint venture settlement	106,966	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,086)	-
Accounts payable	(31,948)	(26,409)
Accounts payable - related parties	70,793	108,731
Accrued interest	24,095	21,442
Accrued interest - related parties	110,279	64,646

Net cash used in operating activities	(494,253)	(515,800)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	40,280	-

Net cash provided by investing activities	40,280	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	57,000	-
Payments on borrowings - related party	(1,000)	-
Proceeds from borrowings	10,000	-
Proceeds from borrowings - related parties	400,000	505,000

Net cash provided by financing activities	466,000	505,000

NET CHANGE IN CASH	12,027	(10,800)

CASH AT BEGINNING OF PERIOD	60	10,860

CASH AT END OF PERIOD	$12,087	$60

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1	$714
Income taxes paid	$-	$-

Non-cash financing activities:

Marketable securities used in joint venture settlement	$193,284	$-
Acquisition of mineral property for stock	$-	$-

See accompanying notes to these financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
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

Going Concern – The accompanying financial statements were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months from the date the financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt capital and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
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

As of April 30, 2017, the Company had cumulative net losses of $19,570,019 from operations since inception and had a working capital deficit of $1,621,888. For the year ended April 30, 2017, the Company incurred a net loss of $1,015,672 and had net cash used in operating activities of $494,253. For the year ended April 30, 2016 the Company incurred a net loss of $839,773 and had net cash used in operating activities of $515,800. The Company has not fully started its minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of April 30, 2017 and 2016 as follows:

Fair Value Measurements at April 30, 2017 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2017	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$-	$-	$-	$-
Total	$-	$-	$-	$-

Fair Value Measurements at April 30, 2016 Using:

Assets:	Total Carrying	Quoted Marked	Significant Other	Significant
	Value as of	Prices in Active	Observable Inputs	Unobservable
	4/30/2016	Markets (Level 1)	(Level 2)	Inputs (Level 3)
Investments in marketable securities	$216,648	$-	$216,648	$-
Total	$216,648	$-	$216,648	$-

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
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

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of April 30, 2017 and 2016, stock options and warrants outstanding were 169,325,129 and 165,785,129 respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
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

On April 16, 2014, the Company entered into a loan and joint venture agreement (the “Agreement”) with GJS Capital Corp. (the "Creditor"). Under the terms of the Agreement, the Creditor loaned the Company $150,000 via a convertible note (the “Principal”) and agreed to form a joint venture with the Company for constructing and operating a processing plant at the Scottsdale facility, an existing facility, utilizing the Company’s licensed Technology. In addition, the Creditor was to advance $250,000 plus up to 15% for contingencies, a total of $287,500, to fund the initial construction and operation costs of the joint venture. The advances were not expected to be paid back to the Creditor. The Company received a total of $329,000 towards the joint venture and treated the funds as contributed capital, since in substance the Creditor secured future revenue of the Scottsdale facility operations with such funds.

On September 23, 2016, the Company entered into an amended and restated loan and joint venture agreement (the “Amendment Agreement”) with the Creditor and Gregg Sedun (the “Consultant”). The Amendment Agreement replaces in its entirety the Agreement, between the Company and the Creditor.

Under the terms of the Amendment Agreement, the Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and is due on demand. The Company settled the $329,000 joint venture advance in exchange for 15,065,570 shares of common stock of the Company, along with 1,400,000 of the Company’s common shares of Gainey Capital Corp.

At any time prior to the Maturity Date, the Creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the Principal outstanding based on one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance. If the Creditor exercises the Unit Conversion Option, the Creditor will forgive the interest that accrued on the converted portion of the Principal.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) on any future profits received by the Company that are derived from the Company’s Technology based on 1% of the Company’s net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

The Company also agreed that in circumstances where the Consultant introduces sub-licensees or joint venture partners (“Partnership Interest”) to the Company for using the Company’s Technology, the Company shall pay 20% of the net cash proceeds received by the Company from the Partnership Interest to the Consultant. The Company is under no obligation to enter into an agreement or terminate any future agreement with any Partnership Interest.

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

On September 23, 2016, the Company agreed to transfer 1,400,000 Gainey shares to the Creditor in accordance with the Amendment Agreement. The cost of the 1,400,000 Gainey shares was $700,000. The Company had previously recorded a other-than-temporary loss on marketable securities of $510,433 related to these 1,400,000 Gainey shares. The Company recorded a loss on marketable securities in joint venture settlement of $189,567 and removed an unrealized gain on marketable securities of $3,717.

On October 14, 2016, the Company sold its last 200,000 Gainey shares to the Creditor for $40,280 cash. The cost of the 200,000 Gainey shares was $100,000. The Company had previously recorded a other-than-temporary loss on marketable securities of $72,919 related to these 200,000 Gainey shares. The Company recorded a gain on sale of marketable securities of $13,199 and removed an unrealized gain on marketable securities of $531.

As of April 30, 2017 and 2016, investment in marketable securities consisted of zero and $216,648, respectively. The Company held 1,600,000 Gainey Capital Corp. (“Gainey”) common shares, and the market value was $0.135 per share April 30, 2016. Gainey shares are traded on the Vancouver exchange under the stock symbol GNC.V and on the OTC Pink marketplace under the stock symbol GNYPF. Marketable securities are held for an indefinite period and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other-than-temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income. Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

Based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was other-than-temporary.

The following is a summary of available-for-sale marketable securities as of April 30, 2016:

	Cost	Unrealized Gain	Realized (Losses)	Market or Fair Value
Equity securities	$800,000	$--	$(583,352)	$216,648
Total	$800,000	$--	$(583,352)	$216,648

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	April 30, 2017	April 30, 2016
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(353,623)	(309,257)
	$52,693	$97,059

Depreciation expense was $44,366 and $69,765 for the years ended April 30, 2017 and 2016, respectively.

5.	ACCOUNTS PAYABLE - RELATED PARTIES

As of April 30, 2017 and 2016, accounts payable – related parties of $446,258 and $375,465, respectively, mainly consisted of expenses paid by and consulting fees due to the CEO of the Company.

6.	CONVERTIBLE LOANS PAYABLE AND ACCRUED INTEREST

As of April 30, 2017 and 2016, convertible loans payable of $258,030 and $248,030, respectively, consists of borrowings payable to unrelated third parties. Convertible loans were amended in the current year and assessed for beneficial conversion feature (“BCF”), but none. As of April 30, 2017 and 2016, accrued interest on these loans was $116,299 and $92,204, respectively.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

The Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and is due on demand. As of April 30, 2017 and 2016, accrued interest on this loan was $30,792 and $21,667 respectively. Interest expense on this loan was $9,125 and $9,150 for the years ended April 30, 2017 and 2016, respectively.

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

If the Creditor exercises the Unit Conversion Option, the Creditor will receive a net profits interest (the “Net Profits Interest”) on any future profits received by the Company that are derived from the Company’s Technology based on 1% of the Company’s net profits for every $10,000 of converted Principal. The Net Profits Interest will terminate when the Creditor receives eight times the amount of converted Principal.

A separate loan from another unrelated party bears 12% interest, is unsecured and is due on demand. As of April 30, 2017 and 2016, accrued interest on this loan was $56,432 and $44,505, respectively. Interest expense was $11,927 and $11,960 for the years ended April 30, 2017 and 2016, respectively.

Each creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of their loan outstanding on the basis of one Unit for each $0.05 of indebtedness converted. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance.

7.	CONVERTIBLE LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of April 30, 2017 and 2016, convertible loans payable – related parties of $1,277,000 and $878,000, respectively, mainly consists of borrowings, directly and indirectly, from the CEO of the Company. Convertible loans payable – related parties were amended in the current year and assessed for BCF, but none. The balance bears 10% interest, is secured by the equipment in the Scottsdale plant and is due December 31, 2018. The creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the loan outstanding on the basis of one Unit for each $0.05 of indebtedness converted. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance.

As of April 30, 2017 and 2016, accrued interest – related parties was $316,861 and $206,581, respectively. Interest expense – related parties was $113,089 and $64,646 for the years ended April 30, 2017 and 2016, respectively.

8.	CONVERTIBLE NOTES PAYABLE

As of April 30, 2017 and 2016, convertible notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. Convertible notes payable was amended in the current year and assessed for BCF, but none. The note payable bears 6% interest annually, is unsecured and is due on demand. As of April 30, 2017 and 2016, accrued interest was $29,075 and $26,033 respectively. Interest expense was $3,042 and $3,050 for the years ended April 30, 2017 and 2016, respectively.

The Creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the note outstanding on the basis of one Unit for each $0.05 of indebtedness converted. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. All operating leases are month-to-month. Future minimum lease payments under the operating leases as of April 30, 2017 are as follows:

Fiscal year ending April 30, 2018	$6,486
Fiscal year ending April 30, 2019	$-
Fiscal year ending April 30, 2020	$-
Fiscal year ending April 30, 2021	$-
Fiscal year ending April 30, 2022	$-

Lease expense was $82,182 and $84,597 for the years ended April 30, 2017 and 2016, respectively.

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

On October 22, 2014, the Company reached a settlement with the Landlord to pay $70,000 as follows: $5,000 on or before November 24, 2014; $5,000 payable 90 days thereafter; six payments of $7,000 due every 90 days thereafter; and two $9,000 payments due every 90 days thereafter. Each payment had a 3-day cure/grace period. Any later payment would trigger a default and immediate recordation/enforcement of a judgment. Payment was secured by a judgment for $78,969 plus attorney fees incurred by Landlord to date, plus any further attorney fees incurred in relation to the judgment. As of April 30, 2017, the Company had fully paid the liability related to this matter.

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

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

10.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of April 30, 2017 and 2016, there were 245,199,204 and 228,793,634 shares of common stock issued and outstanding, and zero shares of preferred stock issued and outstanding.

During the year ended April 30, 2017, the Company’s stockholders’ equity activity consisted of the following:

a)

On September 23, 2016, the Company entered into the Amendment Agreement (see Note 2) where the Company issued 15,065,570 shares of common stock of the Company, with a market value of $106,965, to the Creditor as part of the joint venture settlement.

b)

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

c)

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

During the year ended April 30, 2016, there was no stock issued.

11.	STOCK OPTIONS

At April 30, 2017, the Company had the following stock option plan available:

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

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

From the date of inception through April 30, 2017, compensation expense related to the granting of stock options under the 2013 Plan was $692,443, of which $122,266 was recorded in minerals exploration and evaluation expenses, $39,165 was recorded in minerals exploration and evaluation expenses – related parties, $128,391 was recorded in general and administrative and $402,621 was recorded in general and administrative – related parties. The Company calculated the value of the options using the Black-Scholes option pricing model. As of April 30, 2017, 34,300,000 of the options granted were outstanding and exercisable.

The following is a summary of option activity during the years ended April 30, 2017 and 2016:

		Weighted Average
	Number of Shares	Exercise Price
Balance, April 30, 2015	26,100,000	$0.03

Options granted and assumed	6,000,000	0.005
Options expired	-	0.00
Options exercised	-	0.00
Balance, April 30, 2016	32,100,000	0.03

Options granted and assumed	5,700,000	0.006
Options expired	(3,500,000)	0.02
Options exercised	-	0.00
Balance, April 30, 2017	34,300,000	$0.02

As of April 30, 2017 and 2016, there were 34,300,000 and 32,100,000 stock options, respectively, outstanding and exercisable.

12.	WARRANTS

On February 30, 2017, the Company extended the expiration dates of 5,600,000 warrants previously issued on March 31, 2015, from an expiration date of March 31, 2017 to March 31, 2019. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

On October 31, 2016, the Company issued an aggregate of 1,340,000 warrants in separate concurrent private placement offerings (see Note 11). Each warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.10 for a two-year period from the date of issuance.

On July 7, 2016, the Company extended the expiration dates of 23,020,000 warrants previously issued on July 13, 2011, from an expiration date of July 12, 2016 to July 12, 2018. On July 10, 2015, the Company had already extended the expiration dates of these 23,020,000 warrants from an expiration date of July 12, 2015 to July 12, 2016. Each warrant entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

On January 14, 2016, the Company extended the expiration dates of the following warrants:

(a)	22,476,840 warrants previously issued on February 24, 2009, from an expiration date of February 23, 2016 to February 23, 2018;

(b)	11,455,500 warrants previously issued on January 31, 2010, from an expiration date of January 30, 2016 to January 30, 2018;

(c)	32,070,000 warrants previously issued on January 18, 2011, from an expiration date of January 17, 2016 to January 17, 2018; and

(d)	11,742,789 warrants previously issued on January 30, 2012, from an expiration date of January 29, 2016 to January 29, 2018.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

On November 2, 2015, the Company extended the expiration dates of the following warrants:

(a)	100,000 warrants previously issued on November 20, 2012, from an expiration date of November 19, 2015 to November 19, 2017;

(b)	26,220,000 warrants previously issued on November 18, 2013, from an expiration date of November 18, 2015 to November 18, 2017; and

(c)	1,000,000 warrants previously issued on November 19, 2013, from an expiration date of November 19, 2015 to November 19, 2017.

Each of the above warrants entitles the holder to purchase an additional share of the Company’s common stock at a price of $0.10 per share.

The following is a summary of warrants activity during the years ended April 30, 2017 and 2016:

		Weighted Average
	Number of Shares	Exercise Price
Balance, April 30, 2015	133,685,129	$0.10

Warrants granted and assumed	-	0.00
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, April 30, 2016	133,685,129	0.10

Warrants granted and assumed	1,340,000	0.10
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, April 30, 2017	135,025,129	$0.10

As of April 30, 2017 and 2016, there were 135,025,129 and 133,685,129 stock warrants, respectively, outstanding and exercisable.

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

13.	RELATED PARTY TRANSACTIONS

For the year ended April 30, 2017, the Company incurred $198,000, in consulting fees expense from companies with a common director or officer, and $21,425 in compensation expense for the issuance of stock options to directors and officers of the Company.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,410,288 which is calculated by multiplying a 35% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended April 30,	2017	2016
Book loss for the year	$(1,015,672)	$(839,773)
Adjustments:
Impairment expenses	-	55,352
Loss in marketable securities on joint venture settlement	189,567	-
Loss on joint venture settlement	106,966	-
Gain on sale of marketable securities	(13,199)	-
Bad debt expense	-	1,037
Non-deductible stock compensation	26,187	29,409
Tax loss for the year	$(706,151)	$(753,975)
Estimated effective tax rate	35%	35%
Deferred tax asset	$247,153	$263,891

The total valuation allowance is $4,410,288. Details for the last two periods are as follows:

For the period ended April 30,	2017	2016

Deferred tax asset	$4,410,288	$4,163,135
Valuation allowance	(4,410,288)	(4,163,135)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2017	$706,151	2037
2016	$753,975	2036

ROYAL MINES AND MINERALS CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016
(AUDITED)

15.	SUBSEQUENT EVENTS

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an assessment of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our officers and directors:

Name	Age	Positions
K. Ian Matheson	76	Chief Executive Officer, President and Director
Jason S. Mitchell	47	Chief Financial Officer, Treasurer, Secretary and Director
Michael C. Boyko	45	Director

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
K. Ian Matheson Chief Executive Officer, President and Director	None	None	None
Jason S. Mitchell Chief Financial Officer, Treasurer, Secretary and Director	None	None	None
Michael C. Boyko Director	One	One	None
E-Ore Holdings LLC 10% Holder	None	None	None
Debra Matheson 10% Holder	None	None	None
PPI Holdings LLC 10% Holder	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended April 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End April 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
K. Ian Matheson(1)	2017	$60,000	$0	$0	$9,522	$0	$0	$0	$69,522
CEO, President & Director	2016	$60,000	$0	$0	$9,803	$0	$0	$0	$69,803
Jason S. Mitchell(2)	2017	$138,000	$0	$0	$9,522	$0	$0	$0	$147,522
CFO, Treasurer,	2016	$144,000	$0	$0	$9,803	$0	$0	$0	$153,803
Secretary& Director
Michael C. Boyko	2017	$0	$0	$0	$2,381	$0	$0	$0	$2,381
Director of Operations	2016	$0	$0	$0	$2,451	$0	$0	$0	$2,451
& Director

Notes:

(1)	Under the terms of a verbal agreement, we agreed to pay Mr. Matheson $5,000 per month for consulting services provided by Mr. Matheson.
(2)

Effective February 24, 2009, we entered into a management consulting agreement with Mr. Mitchell whereby Mr. Mitchell receives a consulting fee of $12,000 per month. The amounts paid to Mr. Mitchell during the fiscal years ended April 30, 2017 and 2016 were paid to Cedar Financial Inc., a company controlled by Mr. Mitchell.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options for each our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, as of our fiscal year ended April 30, 2017:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
K. Ian Matheson	4,500,000	--	--	$0.03	10/29/18
CEO, President & Director	2,000,000	--	--	$0.01	03/25/20
	2,000,000	--	--	$0.005	12/29/20
	2,000,000	--	--	$0.006	02/6/22
Jason S. Mitchell	4,500,000	--	--	$0.03	10/29/18
CFO, Treasurer, Secretary	2,000,000	--	--	$0.01	03/25/20
& Director	2,000,000	--	--	$0.005	12/29/20
	2,000,000	--	--	$0.006	02/6/22
Michael C. Boyko	1,800,000	--	--	$0.03	10/29/18
Director	500,000	--	--	$0.01	03/25/20
	500,000	--	--	$0.005	12/29/20
	500,000	--	--	$0.006	02/6/22

DIRECTOR COMPENSATION TABLE

During the year ended April 30, 2017, we did not pay or accrue any compensation to our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	34,300,000	$0.022	2,479,881
Equity Compensation Plans Not Approved By Security Holders	0	0	0

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

A total of 36,779,881 shares of our common stock are available for issuance under the 2013 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2013 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2013 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding less any other outstanding options issued under previous stock option plans.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 27, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson	122,721,000 Shares	40.6%
	CEO, President & Director	(direct & indirect)(2)
Common Stock	Jason S. Mitchell	100,340,000 Shares	34.8%
	CFO, Treasurer, Secretary & Director	(direct & indirect)(3)
Common Stock	Michael C. Boyko	6,900,000 Shares	2.8%
	Director	(direct)(4)
Common Stock	All Officers and Directors	177,471,000 Shares	53.4%
	as a Group (3 persons)	(direct & indirect)
5% SHAREHOLDERS
Common Stock	K. Ian Matheson	122,721,000 Shares	40.6%
	CEO, President & Director	(direct & indirect)(2)
	2215 Lucerne Circle
	Henderson, NV 89014
Common Stock	Jason S. Mitchell	100,340,000 Shares	34.8%
	CFO, Treasurer, Secretary & Director	(direct & indirect)(3)
	87 Fountainhead Circle (Street)
	Henderson, NV 89052
Common Stock	E-Ore Holdings LLC	41,610,000 Shares	16.1%
	2580 Anthem Village Dr.	(direct)(5)
	Henderson, NV 89052
Common Stock	Debra Matheson	27,350,000 Shares	10.6%
	2215 Lucerne Circle	(direct)(6)
	Henderson, NV 89014
Common Stock	PPI Holdings LLC	24,800,000 Shares	9.6%
	2580 Anthem Village Dr.	(direct)(7)
	Henderson, NV 89052
Common Stock	The Roles Living Trust	20,000,000 Shares	7.8%
	P.O. Box 74767	(direct)(8)
	Phoenix, AZ 85087

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
Common Stock	GJS Capital Corp.	15,065,570 Shares	6.1%
	570 Granville St – Ste 1900	(direct)(9)
	Vancouver, BC V6C 3P1
Common Stock	Bruce Matheson	14,000,000 Shares	5.5%
	1658 Beach Grove Road	(direct)(10)
	Delta, BC V4L 1P3

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on July 7, 2017. As of July 2, 2017, there were 245,199,204 common shares issued and outstanding.

(2)

The number of shares listed as beneficially owned by Mr. Matheson consists of: (i) 32,251,000 shares, 180,000 shares held in trust, options to purchase 10,500,000 shares and warrants to acquire 26,300,000 shares held directly by Mr. Matheson; and (ii) 33,150,000 shares, options to acquire 4,000,000 shares and warrants to acquire 16,340,000 shares held indirectly by Mr. Matheson through E-Ore Holdings LLC and Gold Crown Holdings LLC, companies controlled by Mr. Matheson.

(3)

The number of shares listed as beneficially owned by Mr. Mitchell consists of: (i) 9,350,000 shares, options to purchase 10,500,000 shares and warrants to acquire 2,200,000 shares held directly by Mr. Mitchell; and (ii) 46,050,000 shares, options to acquire 4,000,000 shares and warrants to acquire 29,240,000 shares held indirectly by Mr. Mitchell through E-Ore Holdings LLC, PPI Holdings LLC, Gold Crown Holdings LLC and Cedar Financial Inc., companies controlled by Mr. Mitchell.

(4)

The number of shares listed as beneficially owned by Mr. Boyko consists of: (i) 2,500,000 shares, options to acquire 3,300,000 shares and warrants to acquire 1,100,000 shares held directly by Mr. Boyko.

(5)

The number of shares listed as beneficially owned by E-Ore Holdings LLC, consists of 28,110,000 shares, options to acquire 4,000,000 shares and warrants to acquire 9,500,000 shares held directly by E-Ore Holdings LLC.

(6)	The number of shares listed as beneficially owned by Mrs. Matheson consists of 14,250,000 shares, and warrants to acquire 13,100,000 shares held directly by Mrs. Matheson.

(7)	The number of shares listed as beneficially owned by PPI Holdings LLC consists of 12,400,000 shares and warrants to acquire 12,400,000 shares held directly by PPI Holdings LLC.

(8)	The number of shares listed as beneficially owned by The Roles Living Trust consists of 10,000,000 shares, and warrants to acquire 10,300,000 shares held directly by The Roles Living Trust.

(9)	The number of shares listed as beneficially owned by GJS Capital Corp consists of 15,065,570 shares held directly by GJS Capital Corp.

(10)	The number of shares listed as beneficially owned by Mr. B. Matheson consists of 3,500,000 shares and warrants to acquire 10,500,000 shares held directly by Mr. B. Matheson.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Indebtedness

We have received a number of loans from our directors, officers and companies controlled by our directors and officers. The funds received from these loans have been used by us as general working capital as we pursue our plan of operation. As of April 30, 2017 and 2016, loans payable – related parties was $1,277,000 and $878,000, respectively. As of April 30, 2017 and 2016, accrued interest – related parties was $316,861 and $206,581, respectively. A detail of the amounts owed to related parties is provided below:

(a)

As at April 30, 2017 and 2016, we were indebted to Mr. Matheson for principal amounts totaling $1,269,000 and $869,000, respectively. The balance bears 10% interest per annum, is secured by equipment in the Scottsdale plant and due December 31, 2018. Accrued Interest at April 30, 2017 and 2016 totaled $314,814 and $205,345, respectively. As at April 30, 2017 and 2016 we are indebted to Mr. Matheson for $375,000 and $315,000, respectively, in accrued compensation.

(b)	As at April 30, 2017 and 2016, we were indebted to PPI Holdings LLC, a company controlled by Mr. Mitchell, for principal amount totaling zero and $1,000, respectively.

(c)

As at April 30, 2017 and 2016, we were indebted to E-Ore Holdings LLC, a company controlled by Mr. Matheson and Mr. Mitchell, in the principal amount of $8,000. The amount bears interest at a rate of 10% per annum, is unsecured and due on demand. Accrued Interest at April 30, 2017 and 2016 totaled $2,047 and $1,236, respectively.

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

The aggregate fees billed for the fiscal years ended April 30, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant relating to statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2017	Year Ended April 30, 2016

Audit Fees	$34,760	$26,382
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$34,760	$26,382

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp. (4)
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp. (5)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share. (2)
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.(11)
3.4	Bylaws. (1)
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp. (5)
4.1	Form of Share Certificate. (1)
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc. (5)
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell. (6)
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc. (5)
10.5	2011 Stock Incentive Plan.(7)
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.(8)
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.(9)
10.8	2013 Stock Incentive Plan.(10)
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.(12)
10.10	Form of Non-Qualified Option Agreement.(13)
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.(14)
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.(15)
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.(16)
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.(17)
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust. (18)
10.16	Amended and Restated Loan and Joint Venture Agreement dated September 23, 2016, between Royal Mines and Minerals Corp. and GJS Capital Corp.(19)
14.1	Code of Ethics. (3)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

Exhibit
Number	Description of Exhibits

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on August 17, 2006, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 12, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed July 30, 2007.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 28, 2007
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 12, 2007.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 26, 2009.
(7)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed September 15, 2010.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed February 1, 2012.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 20, 2012.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed June 24, 2013.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed August 28, 2013.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed October 2, 2013.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed November 1, 2013.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed April 21, 2014.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed July 16, 2014.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on form 10-Q filed on September 22, 2014.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on form 10-Q filed on December 16, 2014.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date: July 27, 2017	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Date: July 27, 2017	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 27, 2017	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director

Date: July 27, 2017	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Director

Date: July 27, 2017	By:	/s/ Michael C. Boyko
MICHAEL C. BOYKO
Director