Form 10-Q
period 2017-07-31
ROYAL MINES & MINERALS CORP
filed 2017-09-14
CIK 1371424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52391

ROYAL MINES AND MINERALS CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4178322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1080 Wigwam Pkwy.
Henderson, NV	89072
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 13, 2017, the Registrant had 245,199,204 shares of common stock outstanding.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b -2 of this chapter).

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

[ ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Royal Mines,” and the “Company” mean Royal Mines And Minerals Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

ROYAL MINES AND MINERALS CORP.
CONDENSED BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,975	$12,087
Prepaid expenses	-	6,086
Total current assets	2,975	18,173

Non-current assets
Property and equipment, net	47,952	52,693
Other assets	7,655	7,655
Total non-current assets	55,607	60,348

Total assets	$58,582	$78,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$343,365	$324,613
Accounts payable - related parties	445,705	446,258
Accrued interest	122,372	116,299
Accrued interest - related parties	350,598	316,861
Convertible loans payable	268,030	258,030
Convertible loans payable - related parties	204,000	128,000
Convertible notes payable	50,000	50,000
Total current liabilities	1,784,070	1,640,061

Convertible loans payable - related parties	1,149,000	1,149,000
Total non-current liabilities	1,149,000	1,149,000

Total liabilities	2,933,070	2,789,061

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 100,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 245,199,204 shares issued and outstanding	245,199	245,199
Additional paid-in capital	16,614,280	16,614,280
Accumulated deficit	(19,733,967)	(19,570,019)
Total stockholders' deficit	(2,874,488)	(2,710,540)

Total liabilities and stockholders' deficit	$58,582	$78,521

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended July 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
Mineral exploration and evaluation expenses	51,039	57,856
Mineral exploration and evaluation expenses - related parties	15,000	15,000
General and administrative	17,038	30,542
General and administrative - related parties	36,000	34,000
Depreciation and amortization	4,741	17,441
Total operating expenses	123,818	154,839

Loss from operations	(123,818)	(154,839)

Other expense:
Interest expense	(40,130)	(31,156)
Total other expense	(40,130)	(31,156)

Net loss	$(163,948)	$(185,995)

Other comprehensive gain:
Unrealized gain on marketable securities	-	4,248

Comprehensive (loss)	$(163,948)	$(181,747)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	245,199,204	228,793,634

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(163,948)	$(185,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,741	17,441
Changes in operating assets and liabilities:
Prepaid expenses	6,086	-
Other current assets	-	(5,860)
Accounts payable	18,752	(1,107)
Accounts payable - related parties	(553)	5,651
Accrued interest	6,073	6,073
Accrued interest - related parties	33,737	24,351

Net cash used in operating activities	(95,112)	(139,446)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings	10,000	-
Proceeds from borrowings - related parties	76,000	145,000

Net cash provided by financing activities	86,000	145,000

NET CHANGE IN CASH	(9,112)	5,554

CASH AT BEGINNING OF PERIOD	12,087	60

CASH AT END OF PERIOD	$2,975	$5,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$189	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on marketable securities	$-	$4,248

See accompanying notes to these condensed unaudited financial statements.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2017
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Royal Mines and Minerals Corp’s (the “Company”) fiscal year-end is April 30.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

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
JULY 31, 2017
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

As of July 31, 2017, the Company had cumulative net losses of $19,733,967 from operations since inception and had negative working capital of $1,781,095. For the three months ended July 31, 2017, the Company incurred a net loss of $163,948 and had net cash used in operating activities of $95,112. For the three months ended July 31, 2016 the Company incurred a net loss of $185,995 and had net cash used in operating activities of $139,446. The Company has not fully started its minerals processing operations, raising substantial doubt about its ability to continue as a going concern.

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
JULY 31, 2017
(UNAUDITED)

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

Per Share Amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. As of July 31, 2017, and 2016, stock options and warrants outstanding were 169,325,129 and 165,785,129, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2017
(UNAUDITED)

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

At any time prior to the Principal being paid back in full, the Creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the Principal outstanding based on one Unit for each $0.05 of indebtedness converted (the “Unit Conversion Option"). Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance. If the Creditor exercises the Unit Conversion Option, the Creditor will forgive the interest that accrued on the converted portion of the Principal.

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2017
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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	July 31, 2017	April 30, 2017
Process, lab and office equipment	$406,316	$406,316
Less: accumulated depreciation	(358,364)	(353,623)
	$47,952	$52,693

Depreciation expense was $4,741 and $17,441 for the three months ended July 31, 2017 and 2016, respectively.

4.	ACCOUNTS PAYABLE - RELATED PARTIES

As of July 31, 2017 and April 30, 2017, accounts payable – related parties of $445,705 and $446,258, respectively, mainly consisted of expenses paid by and consulting fees due to the CEO of the Company.

5.	CONVERTIBLE LOANS PAYABLE AND ACCRUED INTEREST

As of July 31, 2017 and April 30, 2017, convertible loans payable of $268,030 and $258,030, respectively, mainly consists of borrowings payable to unrelated third parties. Convertible loans were assessed for the beneficial conversion feature (“BCF”), but none. As of July 31, 2017 and April 30, 2017, accrued interest on these loans was $92,530 and $87,224, respectively.

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

The Creditor has agreed to extend the Principal. The loan bears interest at a rate of 6% per annum, compounded annually and is due on demand. As of July 31, 2017 and April 30, 2017, accrued interest on this loan was $33,092 and $30,792, respectively. Interest expense on this loan was $2,300 for the three months ended July 31, 2017 and 2016.

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
JULY 31, 2017
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

A separate loan from another unrelated party bears 12% interest, is unsecured and is due on demand. As of July 31, 2017 and April 30, 2017, accrued interest on this loan was $59,438 and $56,432, respectively. Interest expense was $3,006 for the three months ended July 31, 2017 and 2016.

The creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of their loan outstanding based on one Unit for each $0.05 of indebtedness converted. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance.

6.	CONVERTIBLE LOANS PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

As of July 31, 2017 and April 30, 2017, convertible loans payable – related parties of $1,353,000 and $1,277,000, respectively, mainly consists of borrowings, directly and indirectly, from the CEO of the Company. Convertible loans – related parties were assessed for the beneficial conversion feature (“BCF”), but none. The balance bears 10% interest, is secured by the equipment in the Scottsdale plant and is due December 31, 2018. The creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the loan outstanding based on one Unit for each $0.05 of indebtedness converted. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance.

As of July 31, 2017 and April 30, 2017, accrued interest – related party was $350,598 and $316,861, respectively. Related parties – interest expense was $33,737 and $24,351 for the three months ended July 31, 2017 and 2016, respectively.

7.	CONVERTIBLE NOTES PAYABLE

As of July 31, 2017 and April 30, 2017, convertible notes payable consists of an unsecured $50,000 payable to New Verde River Mining and Robert H. Gunnison. Convertible notes payable was amended in the prior year and assessed for BCF, but none. The note payable bears 6% interest annually, is unsecured and is due on demand. As of July 31, 2017 and April 30, 2017, accrued interest was $29,842 and $29,075, respectively. Interest expense was $766 for the three months ended July 31, 2017 and 2016, respectively.

The Creditor may elect to receive units (each a “Unit") of the Company in exchange for any portion of the note outstanding based on one Unit for each $0.05 of indebtedness converted. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of the Company's common stock at a price of $0.10 per share for two years from the date of issuance.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its corporate office, corporate housing and plant facilities. All operating leases are month-to-month. Future minimum lease payments under the operating leases as of July 31, 2017 are as follows:

Fiscal year ending April 30, 2018	$6,486
Fiscal year ending April 30, 2019	$-

ROYAL MINES AND MINERALS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2017
(UNAUDITED)

Fiscal year ending April 30, 2020	$-
Fiscal year ending April 30, 2021	$-
Fiscal year ending April 30, 2022	$-

Lease expense was $19,458 and $20,883 for the three months ended July 31, 2017 and 2016, respectively.

Legal proceedings – On May 1, 2015, the Company received an amended notice of civil claim (the “Claim”), dated April 1, 2015 (original filed on December 31, 2014), that was filed in the Supreme Court of British Columbia, by 1254859 Ontario Inc. (the “Plaintiff”), alleging breach of specific performance and breach of contract in relation to the Golden Anvil Asset Purchase by Gainey (see Note 3). The Plaintiff seeks to recover damages of including, but not limited to: 1) 1,000,000 shares of Gainey stock; 2) damages in lieu of specific performance; and 3) damages for breach of contract.

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

No other legal proceedings are pending, threatened or contemplated.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock:

As of July 31, 2017 and April 30, 2017, there were 245,199,204 shares of common stock outstanding and zero shares of preferred stock outstanding.

10.	STOCK OPTIONS AND WARRANTS

As of July 31, 2017 and April 30, 2017, there were 34,300,000 stock options and 135,025,129 stock warrants outstanding and exercisable.

11.	RELATED PARTY TRANSACTIONS

For the three months ended July 31, 2017 and 2016, the Company incurred $51,000 and $49,000, respectively, in consulting fees expense from companies with a common director or officer.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended
	July 31, 2017	July 31, 2016	Percentage
			Increase / (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(123,818)	(154,839)	(20.0)%
Interest Expense	(40,130)	(31,156)	28.8%
Net Loss	$(163,948)	$(185,995)	(11.9)%

Revenues

We earned no revenues during the three months ended July 31, 2017 and 2016. We are currently in the development stage of our business. We can provide no assurances that we will be able to develop a commercially viable process or earn significant revenue from the processing of fly ash or other materials.

Expenses

The major components of our operating expenses for the three months ended July 31, 2017 and 2016 are outlined in the table below:

	Three Months Ended		Percentage
	July 31, 2017	July 31, 2016	Increase /
			(Decrease)
Mineral exploration and evaluation expenses	$51,039	$57,856	(11.8)%
Mineral exploration and evaluation expenses – related parties	15,000	15,000	0.0%
General and administrative	17,038	30,542	(44.2)%
General and administrative – related parties	36,000	34,000	5.9%
Depreciation	4,741	17,441	(72.8)%
Total Expenses	$123,818	$154,839	(20.0)%

Our operating expenses for the three months ended July 31, 2017 decreased as compared to the three months ended July 31, 2016. The decrease in our operating expenses primarily relates to the decrease in general and administrative expenses and depreciation expense.

Mineral exploration and evaluation expenses primarily consist of rent, consulting fees and labor expenses relating to the Scottsdale Facility.

Our general and administrative expenses primarily consist of: (i) monthly consulting fees to our Chief Financial Officer, Mr. Mitchell; (ii) legal and audit fees in connection with meeting our reporting requirements under the Exchange Act; and (iii) travel expense for our executives.

We anticipate that our operating expenses will increase significantly as we implement our plan of operation for our Scottsdale Facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2017	At April 30, 2017	Increase / (Decrease)
Current Assets	$2,975	$18,173	(83.6)%
Current Liabilities	(1,784,070)	(1,640,061)	8.8%
Working Capital Deficit	$(1,781,095)	$(1,621,888)	9.8%

Cash Flows
	Three Months Ended
	July 31, 2017	July 31, 2016

Net Cash Used in Operating Activities	$(95,112)	$(139,446)
Net Cash Provided by Financing Activities	86,000	145,000
Net (Decrease) Increase in Cash During Period	$(9,112)	$5,554

As at July 31, 2017, we had a working capital deficit of $1,781,095 as compared to a working capital deficit of $1,621,888 as at April 30, 2017. The increase in our working capital deficit is primarily due to an increase in convertible loans payable-related parties and accrued interest-related parties.

FINANCING REQUIREMENTS

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

We anticipate continuing to rely on equity sales of our common shares to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned mining, development and exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our annual financial statements included in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed with the SEC on July 27, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deemed effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 31, 2017, we had cash on hand of $2,975 and accumulated net loss of $19,733,967 since inception. Our plan of operation calls for significant expenses relating to the operation of our Scottsdale Facility and the entry of any potential joint ventures. If we are unable to raise sufficient financing, there is a substantial risk that we will be unable to meet payments of principal and interest to our creditors and pay our consultants and employees. In addition, we will require substantial financing to implement our plan of operation over the next twelve months. There is no assurance that this will satisfy all our working capital requirements for the next twelve months or that these funds will be sufficient to complete our planned development program.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

ITEM 7.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated September 24, 2007 among the Company, Royal Mines Acquisition Corp., Royal Mines Inc. and Kevin B. Epp.
2.2	Agreement and Plan of Merger dated October 6, 2007 between the Company and Royal Mines Acquisition Corp.
3.1	Articles of Incorporation.
3.2	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 300,000,000 shares, par value $0.001 per share.
3.3	Certificate of Amendment Pursuant increasing the authorized capital of common stock to 900,000,000 shares, par value $0.001 per share.
3.4	Bylaws.
3.5	Articles of Merger between the Company and Royal Mines Acquisition Corp.
4.1	Form of Share Certificate.
10.1	Technology and Asset Purchase Agreement dated April 2, 2007 among New Verde River Mining Co., Inc., Robert H. Gunnison and Royal Mines Inc.
10.2	Lease Agreement dated June 6, 2007 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.
10.3	Management Consulting Agreement dated February 24, 2009 between the Company and Jason S. Mitchell.
10.4	First Amendment of Lease Agreement dated November 20, 2009 among McKendry Enterprises Inc., Profit Sharing Plan and Retirement Trust and Royal Mines Inc.
10.5	2011 Stock Incentive Plan.
10.6	Consulting Services Agreement dated February 1, 2012 between the Company and Alvin A. Snaper.
10.7	Agreement dated June 14, 2012 between the Company and Phoenix PMX LLC.
10.8	2013 Stock Incentive Plan.

Exhibit
Number	Description of Exhibits
10.9	Settlement and Security Release Agreement dated September 27, 2013 between the Company and Golden Anvil S.A. de C.V.
10.10	Form of Non-Qualified Option Agreement.
10.11	Convertible Loan Agreement dated April 16, 2014, between the Company and Bruce Matheson.
10.12	Loan and Joint Venture Agreement dated April 16, 2014, between the Company and GJS Capital Corp.
10.13	Letter of Intent dated for reference July 7, 2014, between the Company and Lafarge North America Inc.
10.14	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.
10.15	Settlement Agreement dated October 22, 2014, between the Company and McKendry Enterprises, Inc. Profit Sharing Plan and Retirement Trust.
10.16	Amended and Restated License Agreement dated August 20, 2014 between the Company and Alvin C. Johnson Jr.
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL MINES AND MINERALS CORP.

Date:	September 13, 2017	By:	/s/ K. Ian Matheson
K. IAN MATHESON
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2017	By:	/s/ Jason S. Mitchell
JASON S. MITCHELL
Chief Financial Officer
(Principal Accounting Officer)